Form 10-Q
period 1996-03-31
SODAK GAMING INC
filed 1996-05-13
CIK 903856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to____________

                          Commission File No. 0-21754

                              SODAK GAMING, INC.
            (Exact name of registrant as specified in its charter)

     SOUTH DAKOTA                                       46-0407053
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              5301 S. Highway 16
                        Rapid City, South Dakota 57701
                   (Address of principal executive offices)

                                (605) 341-5400
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes       X              No
                     _____________           ______________


          At March 31, 1996, there were outstanding 11,361,138 shares of the Company's common stock.

                                 Page 1 of 17
                             Exhibit Index Page 16

                              SODAK GAMING, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

  Item 1.    Consolidated Financial Statements

             Consolidated Balance Sheets as of March 31, 1996 and
               December 31, 1995                                              3

             Consolidated Statements of Earnings for the three months
               ended March 31, 1996 and 1995                                  5

             Consolidated Statements of Cash Flows for the three months
               ended March 31, 1996 and 1995                                  6

             Note to Consolidated Financial Statements                        7

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8

PART II.   OTHER INFORMATION

  Item 1.    Legal proceedings                                               13

  Item 2.    Changes in Securities                                           14

  Item 3.    Defaults Upon Senior Securities                                 14

  Item 4.    Submission of Matters to a Vote of Security Holders             14

  Item 5.    Other Information                                               14

  Item 6.    Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                   15

EXHIBIT INDEX                                                                16

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
- - -----------------------------------------

                               SODAK GAMING, INC.
                          Consolidated Balance Sheets

                                     Assets

                                                                  March 31,      December 31,
                                                                       1996             1995*
                                                             --------------     -------------
                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                   $  2,510,161      $    974,221
   Receivables:
      Trade accounts, net of allowance for doubtful
        accounts                                                 10,504,158        15,971,347
      Short-term notes receivable                                 1,496,196         1,846,213
      Notes receivable, current maturities                       24,913,372        25,610,033
      Net investment in direct financing-type lease,
        current maturity                                            797,069           626,693
      Accrued interest                                              308,773           322,012
   Inventories:
      Gaming machines                                            11,533,856        12,798,282
      Repair parts and other gaming accessories                   2,865,245         2,530,500
   Prepaid expenses and other current assets                      1,756,250         1,080,934
   Deferred income taxes                                            599,000           528,000
                                                             --------------     -------------
               Total current assets                              57,284,080        62,288,235
                                                             --------------     -------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                            628,143           628,143
   Building                                                       5,641,342         5,640,453
   Gaming operations equipment                                    6,861,218         4,674,004
   Office furniture and equipment                                 2,111,269         1,791,327
   Transportation equipment                                       1,871,471         1,837,565
   Shop equipment                                                   481,301           346,789
                                                             --------------     -------------
                                                                 17,594,744        14,918,281
   Less accumulated depreciation                                  1,567,843         1,245,004
                                                             --------------     -------------
               Total property and equipment, net                 16,026,901        13,673,277
                                                             --------------     -------------

OTHER ASSETS:
   Notes receivable, net of current maturities                   26,790,674        26,164,915
   Net investment in direct financing-type lease,
      net of current maturity                                    13,185,071        13,355,447
   Amounts due from riverboat lessee                             21,458,796        19,950,823
   Real estate held for sale                                      1,140,435         1,140,435
   Other assets                                                   2,914,345         1,481,885
                                                             --------------     -------------
               Total other assets                                65,489,321        62,093,505
                                                             --------------     -------------
                                                               $138,800,302      $138,055,017
                                                             ==============     =============

* From audited financial statements

 The accompanying note is an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.
                          Consolidated Balance Sheets

                      Liabilities and Shareholders' Equity

                                                                         March 31,     December 31,
                                                                              1996            1995*
                                                                    --------------    -------------
                                                                       (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                  $ 15,012,264     $ 22,234,670
    Current maturities of long-term debt                                    57,947           56,891
    Income taxes payable                                                 1,471,682          993,718
    Accrued liabilities                                                  1,717,865        1,502,170
                                                                    --------------    -------------
         Total current liabilities                                      18,259,758       24,787,449
                                                                    --------------    -------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                               22,529,226       18,043,977
                                                                    --------------    -------------
DEFERRED INCOME TAXES                                                    1,053,000          963,000
                                                                    --------------    -------------

SHAREHOLDERS' EQUITY:
    Preferred stock at $0.001 par value, 25,000,000 shares
         authorized, none outstanding                                            0                0
    Common stock at $0.001 par value, 75,000,000 shares
         authorized, 11,361,138 shares issued and outstanding               11,361           11,361
    Additional paid-in capital                                          63,713,980       63,713,980
    Retained earnings                                                   33,232,977       30,535,250
                                                                    --------------    -------------
         Total shareholders' equity                                     96,958,318       94,260,591
                                                                    --------------    -------------

COMMITMENTS AND CONTINGENCIES

                                                                      $138,800,302     $138,055,017
                                                                    ==============    =============

* From audited financial statements.

The accompanying note is an integral part of the consolidated financial statements.

                              SODAK GAMING, INC.
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                    Three Months Ended March 31,
                                                                  ------------------------------
                                                                          1996              1995
                                                                  ------------      ------------
REVENUES:
Product sales                                                      $14,482,607       $ 9,660,684
Gaming operations                                                    3,842,663         2,107,623
Wide-area progressive systems                                        1,754,858           431,331
Financing income on notes receivables
  and other financing arrangements                                   1,462,127           966,682
Other                                                                    6,782            25,942
                                                                  ------------      ------------
     Total revenues                                                 21,549,037        13,192,262
                                                                  ------------      ------------
COSTS AND EXPENSES:
  Cost of product sales                                             10,899,598         7,526,431
  Gaming operations                                                  1,518,883                 0
  Selling, general and administrative                                4,408,266         3,526,445
  Interest and financing                                               448,374            46,739
                                                                  ------------      ------------
     Total costs and expenses                                       17,275,121        11,099,615
                                                                  ------------      ------------
INCOME FROM OPERATIONS                                               4,273,916         2,092,647

Other income, interest                                                   6,787            80,495
                                                                  ------------      ------------
     Earnings before income taxes                                    4,280,703         2,173,142

Provision for income taxes                                           1,582,976           790,300
                                                                  ------------      ------------
     NET EARNINGS                                                  $ 2,697,727       $ 1,382,842
                                                                  ============      ============
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                          $0.24             $0.12
                                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                              11,430,887        11,361,138
                                                                  ============      ============




  The accompanying note is an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                             Three Months Ended March 31,
                                                                                     ---------------------------------------------
                                                                                                 1996                         1995
                                                                                     ----------------               --------------
Cash flows from operating activities:
  Net earnings                                                                            $ 2,697,727                  $ 1,382,842
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                                          334,101                      108,615
       Provision for doubtful accounts                                                        200,000                       75,000
       Net deferred income taxes                                                               19,000                       75,000
       Gross profit on sales financed through notes receivable                             (2,125,374)                  (1,062,670)
       Changes in operating assets and liabilities:
         Receivables                                                                        5,280,428                    9,441,796
         Purchase of inventories sold under financed sales                                 (5,831,338)                  (3,045,634)
         Payments received on notes receivable relating
           to financed sales                                                                7,429,933                    3,882,809
         Inventories                                                                         (313,834)                     218,437
         Prepaid expenses and other current assets                                           (675,316)                     127,872
         Accounts payable                                                                  (7,222,406)                 (22,913,741)
         Accrued liabilities                                                                  215,695                      489,932
         Income taxes payable                                                                 477,964                   (1,168,482)
                                                                                     ----------------               --------------
         Net cash provided by (used in) operating activities                                  486,580                  (12,388,224)
                                                                                     ----------------               --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash advanced on notes receivable                                                                0                     (952,623)
   Payments received on notes receivable                                                      947,699                      267,990
   Purchases of property and equipment                                                     (1,433,200)                  (1,447,867)
   Increase in due from riverboat lessee                                                   (1,507,973)                  (1,412,250)
   Increase in other assets                                                                (1,443,471)                    (636,570)
                                                                                     ----------------               --------------
         Net cash used in investing activities                                             (3,436,945)                  (4,181,320)
                                                                                     ----------------               --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                       10,500,000                    5,500,000
  Principal repayments of long-term debt                                                   (6,013,695)                     (12,835)
                                                                                     ----------------               --------------
         Net cash provided by financing activities                                          4,486,305                    5,487,165
                                                                                     ----------------               --------------
         Net increase (decrease) in cash and cash equivalents                               1,535,940                  (11,082,379)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                974,221                   12,466,828
                                                                                     ----------------               --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 2,510,161                  $ 1,384,449
                                                                                     ----------------               --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                               $   243,214                  $    12,100
   Cash paid during the period for income taxes                                           $ 1,086,012                  $ 1,883,782

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
   Gaming machines inventory transferred to
     gaming operations equipment                                                          $ 1,243,515                  $         0

The accompanying note is an integral part of the consolidated financial statements.

                              SODAK GAMING, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (UNAUDITED)





Note 1 - Unaudited Consolidated Financial Statements
- - ----------------------------------------------------

          The accompanying unaudited consolidated financial statements of Sodak Gaming, Inc. and its consolidated subsidiaries, Sodak Gaming International, Inc., Sodak Gaming Peru, S.A., Ecuasodak S.A., and Sodak Gaming do Brasil Ltda have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

          Results of operations for interim periods are not necessarily indicative of a full year of operations.

          These condensed consolidated financial statements should be read in conjunction with the 1995 financial statements and notes thereto.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
Results of Operations
- - ---------------------

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

          Net earnings for the three months ended March 31, 1996 increased 95.1% to $2.7 million, or $0.24 per share, compared to net earnings of $1.4 million, or $0.12 per share, for the three months ended March 31, 1995. All of the Company's revenue sources -- product sales, gaming operations, wide area progressive systems, and financing -- recorded increases in revenues and net earnings for the first quarter of 1996 compared to the first quarter of 1995. Product sales and wide area progressive systems were the primary contributors to the increase in net earnings.

          Comparing the three months ended March 31, 1996 to the corresponding period in 1995, the gross margin on product sales improved to 24.7%, compared to 22.1%; the operating margin improved to 19.8% compared to 15.9% and the net earnings margin improved to 12.5% compared to 10.5%.

REVENUES

          Total revenues increased 63.3% to $21.5 million for the first three months in 1996, compared to $13.2 million for the first three months in 1995.

          PRODUCT SALES. Product sales increased 49.9% to $14.5 million in 1996, from $9.7 million in 1995. Total sales of gaming machines, including specialty gaming machines and used machines, were approximately 1,930 machines in 1996 as compared to approximately 1,020 machines in 1995. The increase in gaming machine sales was primarily the result of sales in the states of Arizona, Kansas and Mississippi due to new and expanding casinos.

          GAMING OPERATIONS. Gaming operations revenue increased 82.3% to $3.8 million in 1996, from $2.1 million in 1995. This increase is primarily attributable to $1.7 million in revenue earned from gaming hall and route operations in Peru, which began operations in May 1995. In the three months ended March 31, 1996, gaming operations revenue consisted of 1) $1.6 million in lease revenue from a riverboat casino, the Miss Marquette (which is currently overdue -- see page 10, "Liquidity"); 2) $0.5 million in revenue earned from the Company's share of Harrah's Entertainment, Inc. ("Harrah's") management fee in connection with Harrah's Phoenix Ak-Chin casino and entertainment complex ("Harrah's") owns approximately 14% of the Company's outstanding shares at March 31, 1996); and 3) $1.7 million in revenue from gaming hall and route operations in Peru. In the three months ended March 31, 1995, gaming operations revenue consisted of $1.6 million in lease revenue from the Miss Marquette and $0.5 million from the Company's share of Harrah's management fee in connection with Harrah's Phoenix Ak-Chin casino and entertainment complex. The Company believes that gaming operations revenue will increase as current operations mature and additional operations and strategic markets are developed. However, there can be no assurance that such revenues will be realized due primarily to gaming's dependence on its legal status and public acceptance in certain jurisdictions.

          WIDE AREA PROGRESSIVE SYSTEMS. Wide area progressive revenues increased 306.8% to $1.8 million in 1996, from $0.4 million in 1995. The increase is a result of the expansion of the Quartermania and Megabucks systems which were first introduced to Native American casinos in August 1994; the addition of the Nickelmania system in November 1995; and the Arizona intrastate Quartermania and Megabucks systems which were introduced in December 1995. Wide area progressive systems revenues are derived from the operation of multi-link systems available to Native American casinos nationwide in jurisdictions permitting such systems. The Company also operates a system available to non-Native American casinos located in Deadwood, South Dakota. Based on current market trends, the Company believes that the wide area progressive revenues could increase through the placement of additional machines on existing systems and well as the introduction of new systems.

          FINANCING INCOME. Financing income on notes receivable and other financing arrangements increased 51.3% to $1.5 million in 1996, compared to $1.0 million in 1995. This increase was primarily due to an increase in financing arrangements entered into.

COSTS AND EXPENSES

          Total costs and expenses increased at a slower rate than total revenues for the three months ended March 31, 1996, thereby improving operating margins as compared to the three months ended March 31, 1995. Total costs and expenses increased 55.6% to $17.3 million for the first three months in 1996, compared to $11.1 million for the first three months in 1995.

          PRODUCT SALES. The cost of product sales increased 44.8% to $10.9 million in 1996, from $7.5 million in 1995. This increase was attributable to the increased sales volume of slot machines. As a percentage of product sales revenue, the cost of products decreased to 75.3% in 1996, from 77.9% in 1995. The higher margin is due primarily to an increase in the percentage of sales financed, which do not qualify for discounts, and a decrease in the cost of certain repair parts.

          GAMING OPERATIONS. Direct costs of $1.5 million were incurred for the three months ended March 31, 1996 from the operation and expansion of gaming hall and route operations in Peru, which began in May 1995. The operating margin on the Peru operations could improve as the infrastructure more fully develops and more machines are placed in operation.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 25.0% to $4.4 million in 1996, from $3.5 million in 1995. This increase resulted primarily from increases in compensation and related costs, advertising and promotion, depreciation, provision for doubtful accounts, travel and other expenses associated with the development of new markets, including gaming operations in the United States, Peru, Ecuador and other countries, primarily in Latin America. These expenses are consistent with the Company's growth philosophy and ongoing strategy to establish gaming operations and other recurring revenue sources and to successfully pursue opportunities in potential new gaming jurisdictions. As a percentage of total revenues, selling, general and administrative expenses decreased to 20.5% in 1996 compared to 26.7% in 1995.

          INTEREST AND FINANCING. Interest and financing costs increased to $0.4 million in 1996 as a result of the increase in financing costs attributed to borrowings for development of markets in the United States and Latin America, the financing of sales and construction of a new warehouse, assembly, systems operations and corporate headquarters facility. The Company believes that interest and financing expenses will increase during 1996 and future years as the Company continues its growth strategy.

INCOME FROM OPERATIONS

          The cumulative effect of the above described changes resulted in a 104.2% increase in income from operations to $4.3 million for the three months ended March 31, 1996, from $2.1 million for the three months ended March 31, 1995. As a percentage of revenues, income from operations increased to 19.8% in 1996, from 15.9% in 1995. This improvement in the operating margin of the Company was primarily attributable to the increase in product sales and wide area progressive revenues.

EARNINGS BEFORE INCOME TAXES

          Earnings before income taxes increased 97.0% to $4.3 million for the three months ended March 31, 1996, compared to $2.2 million for the three months ended March 31, 1995. Provision for income taxes were $1.6 million in 1996, compared to $0.8 million in 1995, representing 37.0% and 36.4% of earnings before income taxes for the three months ended March 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
WORKING CAPITAL

          Working capital increased $1.5 million to $39.0 million during the three months ended March 31, 1996. This increase was primarily a result of $1.5 million increase in cash and cash equivalents, a $0.7 million increase in prepaid expenses and other current assets, and a $7.2 million decrease in accounts payable. The increases were partially offset by a $6.4 million decrease in receivables, a $0.9 million decrease in inventories and $0.5 million increase in income taxes payable.

CASH FLOWS

          During the three months ended March 31, 1996 the Company's cash and cash equivalents increased $1.5 million to $2.5 million. Cash provided by operating activities was $0.5 million for the three months ended March 31, 1996. Cash provided by operating activities was primarily the result of $2.7 million in net earnings, a $5.3 million decrease in receivables, and $7.4 million in payments received on notes receivable relating to financed sales. These proceeds were partially offset by $8.0 million in gross profit and inventories sold under financing arrangements and a $7.2 million decrease in accounts payable.

          Cash used in investing activities for the three months ended March 31, 1996 was $3.4 million, which consisted of $1.4 million used to purchase property and equipment primarily for gaming operations in Peru and Ecuador, a $1.5 million increase in amounts due from riverboat lessee and a $1.4 million increase in other assets primarily for capitalized development costs in Latin America. Cash used in investing activities was offset by $0.9 million of payments received on notes receivable.

          Financing activities provided $4.5 million during the three months ended March 31, 1996 as a result of net proceeds from long-term borrowings under a revolving credit facility. The increase in debt is primarily due to a reduction in accounts payable and the investments associated with the development of international markets.

          In 1994, the Company invested $21.8 million (excluding approximately $5.7 million of equipment financing provided by the Company) in the Miss Marquette riverboat casino, which the Company leased to a casino management company (the lessee) beginning October 1, 1994 for a period of eight years with automatic extensions of an additional 17 years. This investment consisted of
(a) $14.3 million expended by Sodak to acquire and refurbish a riverboat, and
(b) an additional $7.5 million that the Company loaned to the lessee to fund costs incurred by the lessee to develop and construct dockside facilities and related amenities. The lease requires scheduled lease payments of the greater of an aggregate of $25,000,000, or 50% of defined net income from the related casino operations, determined annually, during the first 43 months of the lease; and 50% of defined net income from related casino operations thereafter, beginning in April 1998.

          The lessee has been unable to meet regularly scheduled payments under the lease and financing notes due to dockside facility construction and preopening cost overruns. The Company allowed the lessee to fund the cost overruns with operating cash flow, and has not demanded the deferred payments. As of March 31, 1996, the overdue amount owed to the Company totaled approximately $11.4 million, which represents approximately 10 monthly lease payments aggregating approximately $6.0 million and the April 1995 through March 1996 payments on the loans aggregating approximately $5.4 million.

     As part of its assessment as to impairment under SFAS No. 114, the Company obtained an independent market demand analysis and financial projections for the riverboat casino's future operations. Based on this analysis, the riverboat lessee's 1995 operating results and other information, management expects the riverboat lessee's casino operations will have sufficient cash flows to fully pay the agreed upon lease payments, including amounts due at March 31, 1996, and the notes receivable, including interest accrued during any period of delay. The Company anticipates that receivables from the riverboat lessee may continue to increase through April 1998, at which time the lease payment changes from a fixed payment to 50% of defined net income. After that time, the Company expects receivables to decrease as more of the cash flows are assigned to past due amounts.

     In addition, Company management continues to review alternatives to the present leasing arrangement, which include selling the riverboat assets to the lessee, or purchasing the operations and dockside facility. Management's projections indicate that both of the alternatives would provide sufficient cash flows to fully recover all amounts outstanding, including interest accrued on the notes during any period of delay.


INDEBTEDNESS/LINES OF CREDIT

     The Company had $22.6 million of long term debt outstanding at March 31, 1996. Of that amount, $22 million is borrowed under proceeds from a $50 million long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The amount available under Tranche B is reduced by $1.875 million quarterly beginning in 1997. The unused portion of the revolving credit facility is subject to a commitment fee, based on a calculation as defined in the agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate, federal funds rate plus 1%, or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the Miss Marquette riverboat.

     The remaining $0.6 million is secured by certain transportation equipment and carries an interest rate of 7.45%; the majority of this loan is due in December 1998.

CAPITAL COMMITMENTS

     As part of an agreement with Harrah's, the Company guaranteed financing relating to 50% of the construction cost of a Native American casino facility, managed by Harrah's, that opened in December 1994. As of May 10, 1996, the Company's outstanding guaranty was approximately $3.2 million. As a consideration for the loan guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract.

     During 1994, the Company assisted a casino management company in acquiring $8.0 million in financing from a financial institution. The Company guaranteed the management company's debt and receives a loan guarantee fee based on a percentage of the outstanding loan balance. As of May 10, 1996, the Company's guaranty was approximately $5.6 million.


                          PART II.  OTHER INFORMATION

Item 1. Legal proceedings
- - -------------------------

     RICO Litigation. On April 26, 1994, the Company was named as a defendant in a class action lawsuit filed in the United States District Court, Middle District of Florida, by William A. Poulos and William Ahearn, respectively, each of whom sought to assert claims on behalf of themselves and "all other similarly situated ("the plaintiffs"). Each of the plaintiffs filed suit against Sodak and approximately 41 other defendants (each a "defendant" and collectively "the defendants"). These two lawsuits were ordered consolidated by the Court, and the action has been transferred to the United States District Court, District of Nevada, for further proceedings. Each defendant is involved in the gaming business as either a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people in playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

     On April 15, 1996, the Nevada Federal District Court issued Orders granting Sodak's and others' motions to dismiss and allowed plaintiffs to file amended Complaints to properly state a claim on or before May 31, 1996. The Company believe the plaintiffs' lawsuit to be without merit. If an amended complaint is filed by plaintiffs, the Company intends to vigorously pursue all legal defenses available to it and has various motions prepared.

     On September 26, 1995, another RICO-based class action was filed in the United State District Court, District of Nevada, by Larry Schreier, which named the Company as a defendant, along with the same 41 other defendants (each a "defendant" and collectively "the defendants"). The plaintiff in this action is a resident of Tulsa, Oklahoma, and purports to bring this action on behalf of himself and "all other similarly situated" (the "plaintiffs"), namely, all members of "casino card clubs" and players in "video poker tournaments," which would appear to be a sub-class of plaintiffs within the two prior class actions identified above and which are presently pending against the Company in the District of Nevada. Except for the identification of the class which the plaintiff seeks to represent, all substantive allegations of this action are virtually identical to the consolidated Poulos/Ahearn actions, and, the Company believes, is also without merit.

     This latest action is presently in its initial pleading phase, with answers or dispositive motions yet to be filed on behalf of the Company. The Company intends to vigorously pursue this action with all legal defenses available to it, and to shortly file various dispositive motions on its behalf.


Item 2.  Changes in Securities
- - ------------------------------
         None.

Item 3.  Defaults Upon Senior Securities
- - ----------------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
         None.

Item 5.  Other Information
- - --------------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              11.1  Calculation of Earnings Per Common and Common Equivalent
                    Share.

         b.   Reports on Form 8-K

              None.

                                 Signatures
                                 ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 10, 1996



                                    SODAK GAMING, INC.


                                    By:    \s\  Michael  G.  Wordeman
                                         ---------------------------------
                                         Michael G. Wordeman
                                         Chief Executive Officer



                                    By:    \s\  Clayton R. Trulson
                                         -------------------------------------
                                         Clayton R. Trulson
                                         Vice President of Finance
                                         and Treasurer

                                 EXHIBIT INDEX


                                                         Sequentially
Exhibit No.                                             Numbered Page
- - -----------                                             -------------



11.1           Calculation of Earnings Per Common
               and Common Equivalent Share                    17

27             Financial Data Schedule                        18