Form 10-Q
period 1996-06-30
SODAK GAMING INC
filed 1996-08-12
CIK 903856

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1996

                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

  Yes        X              No
         -----------              ----------

  At June 30, 1996, there were outstanding 11,366,650 shares of the Company's common stock.

                                 Page 1 of  21
                             Exhibit Index Page 20

                                 SODAK GAMING, INC.

                                 INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

  Item 1.     Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 1996
                and December 31, 1995                                        3

              Consolidated Statements of Earnings for the three
                months ended June 30, 1996 and 1995                          5

              Consolidated Statements of Earnings for the six
                months ended June 30, 1996 and 1995                          6

              Consolidated Statements of Cash Flows for the six
                months ended June 30, 1996 and 1995                          7

              Notes to Consolidated Financial Statements                     8

  Item 2.  Managements Discussion and Analysis of Financial Condition
             and Results of Operations                                       9

PART II.   OTHER INFORMATION

  Item 1.     Legal proceedings                                             16

  Item 2.     Changes in Securities                                         17

  Item 3.     Defaults Upon Senior Securities                               17

  Item 4.     Submission of Matters to a Vote of Security Holders           18

  Item 5.     Other Information                                             18

  Item 6.     Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                                  19

EXHIBIT INDEX                                                               20

                        PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
- -----------------------------------------

                              SODAK GAMING, INC.
                          Consolidated Balance Sheets

                                    Assets

                                                                               June 30,             December 31,
                                                                                 1996                   1995*
                                                                          -----------------      -----------------
Current assets:
  Cash and cash equivalents                                                  $    3,837,366         $      974,221
  Receivables:
    Trade accounts, net of allowance for doubtful accounts                       23,437,468             15,971,347
    Short-term notes receivable                                                     628,000              1,846,213
    Notes receivable, current maturities                                         25,877,680             25,610,033
    Accrued interest                                                                447,528                322,012
Inventories:
   Gaming machines                                                               11,598,177             12,798,282
   Repair parts and other gaming accessories                                      5,108,536              2,530,500
Prepaid expenses and other current assets                                         1,020,681              1,080,934
Deferred income taxes                                                               669,000                528,000
                                                                          -----------------      -----------------
     Total current assets                                                        72,624,436             61,661,542
                                                                          -----------------      -----------------
Property and equipment:
   Land and improvements                                                            638,361                628,143
   Building                                                                       5,684,121              5,640,453
   Gaming operations equipment                                                   12,587,916              4,674,004
   Office furniture and equipment                                                 2,198,340              1,791,327
   Transportation equipment                                                       1,897,045              1,837,565
   Shop equipment                                                                   481,196                346,789
                                                                          -----------------      -----------------
                                                                                 23,486,979             14,918,281
   Less accumulated depreciation                                                  2,007,205              1,245,004
                                                                          -----------------      -----------------
     Total property and equipment, net                                           21,479,774             13,673,277
                                                                          -----------------      -----------------
Other assets:
   Notes receivable, net of current maturities                                   25,768,784             26,164,915
   Net investment in direct financing-type lease                                 13,644,083             13,982,140
   Amounts due from riverboat lessee                                             22,581,768             19,950,823
   Real estate held for sale                                                      1,140,435              1,140,435
   Other assets                                                                   3,371,763              1,481,885
                                                                          -----------------      -----------------
        Total other assets                                                       66,506,833             62,720,198
                                                                          -----------------      -----------------

Total assets                                                                 $  160,611,043         $  138,055,017
                                                                          =================      =================
* From audited financial statements

The accompanying notes are an integral part of the consolidated financial statements.

                              SODAK GAMING, INC.
                          Consolidated Balance Sheets

                     Liabilities and Shareholders' Equity

                                                                      June 30,             December 31,
                                                                        1996                   1995*
                                                                  ----------------       ----------------
Current liabilities:
  Accounts payable                                                   $  29,925,640          $  22,234,670
  Current maturities of long-term debt                                      59,013                 56,891
  Income taxes payable                                                   1,396,851                993,718
  Accrued liabilities                                                    1,451,250              1,502,170
                                                                  ----------------       ----------------
       Total current liabilities                                        32,832,754             24,787,449
                                                                  ----------------       ----------------

Long-term debt, net of current maturities                               25,514,329             18,043,977
                                                                  ----------------       ----------------

Deferred income taxes                                                    1,151,000                963,000
                                                                  ----------------       ----------------
Shareholders' equity:
  Preferred stock at $0.001 par value, 25,000,000 shares
    authorized, none outstanding                                                 0                      0
  Common stock at $0.001 par value, 75,000,000 shares
    authorized, 11,366,650 and 11,361,138 shares
    issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively                                         11,367                 11,361
  Additional paid-in capital                                            63,787,291             63,713,980
  Retained earnings                                                     37,314,302             30,535,250
                                                                  ----------------       ----------------
       Total shareholders' equity                                      101,112,960             94,260,591
                                                                  ----------------       ----------------

Commitments and contingencies

Total liabilities and shareholders' equity                           $ 160,611,043          $ 138,055,017
                                                                  ================       ================

* From audited financical statements.

The accompanying notes are an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                                      Three Months Ended June 30,
                                                                 ---------------------------------
                                                                      1996                 1995
                                                                  -------------      -------------
Revenues:
  Product sales                                                   $  26,095,641      $  20,202,625
  Gaming operations                                                   5,396,376          2,214,364
  Wide area progressive systems                                       1,858,252            802,278
  Financing income on notes receivables and other
    financing arrangements                                            1,440,738          1,242,936
  Other                                                                   8,265             25,828
                                                                  -------------      -------------
       Total revenues                                                34,799,272         24,488,031
                                                                  -------------      -------------
Costs and expenses:
  Cost of product sales                                              20,393,810         15,519,125
  Gaming operations                                                   2,962,672             82,805
  Selling, general and administrative                                 4,522,758          3,838,300
  Interest and financing costs                                          518,853            209,227
                                                                  -------------      -------------
        Total costs and expenses                                     28,398,093         19,649,457
                                                                  -------------      -------------

Income from operations                                                6,401,179          4,838,574

Other income (expense)                                                    8,974             (9,241)
                                                                  -------------      -------------

        Earnings before income taxes                                  6,410,153          4,829,333

Provision for income taxes                                            2,328,828          1,772,870
                                                                  -------------      -------------

        Net earnings                                              $   4,081,325      $   3,056,463
                                                                  =============      =============

Earnings per common and common equivalent share                   $        0.36      $        0.27
                                                                  =============     ==============

Weighted average number of common and common
 equivalent shares outstanding                                       11,447,075         11,373,786
                                                                 ==============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                              SODAK GAMING, INC.
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                                     Six Months Ended June 30,
                                                              ------------------------------------
                                                                   1996                 1995
                                                              --------------       ---------------

Revenues:
  Product sales                                                  $40,578,248           $29,863,310
  Gaming operations                                                9,239,039             4,321,987
  Wide area progressive systems                                    3,613,110             1,233,609
  Financing income on notes receivable and other
    financing arrangements                                         2,902,865             2,209,619
  Other                                                               15,047                51,768
                                                              --------------       ---------------
     Total revenues                                               56,348,309            37,680,293
                                                              --------------       ---------------
Costs and expenses:
  Cost of product sales                                           31,293,408            23,045,556
  Gaming operations                                                4,481,555                82,805
  Selling, general and administrative                              8,931,024             7,364,745
  Interest and financing costs                                       967,227               255,965
                                                              --------------       ---------------
       Total costs and expenses                                   45,673,214            30,749,071
                                                              --------------       ---------------

Income from operations                                            10,675,095             6,931,222

Other income                                                          15,761                71,254
                                                              --------------       ---------------

        Earnings before income taxes                              10,690,856             7,002,476

Provision for income taxes                                         3,911,804             2,563,171
                                                              --------------       ---------------

        Net earnings                                             $ 6,779,052           $ 4,439,305
                                                              ==============       ===============

Earnings per common and common equivalent share                  $      0.59           $      0.39
                                                              ==============       ===============

Weighted average number of common and common
  equivalent shares outstanding                                   11,438,981            11,367,462
                                                              ==============       ===============




The accompanying notes are an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                  --------------------------------
                                                                                      1996               1995
                                                                                  -------------      -------------
Cash flows from operating activities:
  Net earnings                                                                    $  6,779,052       $  4,439,305
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                                   832,955            222,884
       Provision for doubtful accounts                                                 303,000            150,000
       Net deferred income taxes                                                        47,000            165,000
       Gross profit on sales financed through notes receivable                      (4,015,594)        (4,762,903)
       Changes in operating assets and liabilities:
         Receivables                                                                (7,894,637)         7,983,751
         Purchase of inventories sold under financed sales                         (10,730,385)       (13,557,006)
         Payments received on notes receivable relating
           to financed sales                                                        13,862,941         11,844,295
         Inventories                                                                (3,855,064)         2,818,762
         Prepaid expenses and other current assets                                      60,253           (210,075)
         Accounts payable                                                            7,690,970        (17,878,745)
         Accrued liabilities                                                           (50,920)           286,963
         Income taxes payable                                                          403,133         (1,479,797)
                                                                                 ---------------    --------------

         Net cash provided by (used in) operating activities                         3,432,704         (9,977,566)
                                                                                 ---------------    --------------
Cash flows from investing activities:
  Cash advanced on notes receivable                                                    (29,739)        (4,143,692)
  Payments received on notes receivable                                              2,259,475          1,213,453
  Purchases of property and equipment                                               (6,140,300)        (4,469,654)
  Increase in due from riverboat lessee                                             (2,630,945)        (1,991,191)
  Principal payments received on direct financing-type lease                           338,057                  0
  Increase in other assets                                                          (1,911,898)           (89,824)
                                                                                 ---------------    --------------
           Net cash used in investing activities                                    (8,115,350)        (9,480,908)
                                                                                 ---------------    --------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                                16,250,000         11,000,000
  Principal repayments of long-term debt                                            (8,777,526)        (3,025,660)
  Net proceeds from exercise of stock options                                           73,317                  0
                                                                                 ---------------    --------------

          Net cash provided by financing activities                                  7,545,791          7,974,340
                                                                                 ---------------    --------------

          Net increase (decrease) in cash and cash equivalents                       2,863,145        (11,484,134)

Cash and cash equivalents, beginning of period                                         974,221         12,466,828
                                                                                 ---------------    --------------
Cash and cash equivalents, end of period                                          $  3,837,366       $    982,694
                                                                                 ===============    ==============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                        $    786,300       $    228,460
  Cash paid during the period for income taxes                                    $  3,461,671       $  3,877,968

Supplemental disclosure of non-cash investing activity:
  Gaming machines inventory transferred to
    gaming operations equipment                                                   $  2,477,133       $  1,037,969

The accompanying notes are an integral part of the consolidated financial statements.

                              SODAK GAMING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (UNAUDITED)



Note 1 - Unaudited Consolidated Financial Statements
- ----------------------------------------------------

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

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


Note 2 - Acquisition of Gamblers Supply Management Company
- -----------------------------------------------------------

     On July 1, 1996, the Company acquired all of the outstanding shares of Gamblers Supply Management Company (GSMC) for $1 million in cash. The acquisition will be accounted for using the purchase method of accounting. The assets of GSMC consist of gaming machines, gaming equipment and the dockside facilities, which include a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities and related furniture, fixtures and equipment. In addition to the purchase price, the Company has agreed to guarantee a GSMC note payable to its former shareholders in the amount of $4.4 million. Sodak continues to hold notes receivable (relating to prior loans to GSMC to finance the dockside facility and gaming equipment), lease payments receivable and accrued interest receivable from GSMC aggregating to $22.6 million as of June 30, 1996.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

     Net earnings for the three months ended June 30, 1996 increased 33.5% to $4.1 million, or $0.36 per share, compared to net earnings of $3.1 million, or $0.27 per share, for the three months ended June 30, 1995. The Company's principal revenue sources -- product sales, gaming operations, wide area progressive systems, and financing -- all recorded increases in revenues and net earnings for the three months ended June 30, 1996, compared to the same quarter in 1995. Product sales and wide area progressive systems were the primary contributors to the increase in net earnings. The greatest rate of revenue growth occurred in gaming operations -- a 143.7% increase propelled by the continued expansion of Latin American gaming operations.

REVENUES

     Total revenues increased 42.1% to $34.8 million for the three months ended June 30, 1996, compared to $24.5 million for the three months ended June 30, 1995.

     PRODUCT SALES. Product sales increased 29.2% to $26.1 million for the three months ended June 30, 1996, from $20.2 million in 1995. Total sales of gaming machines, including specialty gaming machines and used machines, were approximately 3,100 machines in 1996 as compared to approximately 2,250 machines in 1995. The gaming machine placements in 1996 were primarily in the states of Michigan and Wisconsin and in the province of Ontario, Canada.

     GAMING OPERATIONS. Gaming operations revenue increased 143.7% to $5.4 million for the three months ended June 30, 1996, from $2.2 million in 1995. This increase is primarily attributable to the growth of gaming operations in Peru and the introduction of gaming operations in Ecuador and Brazil.
     Gaming operations revenue consisted of $1.6 million in lease revenue from the Miss Marquette riverboat for the three months ended June 30, 1996, compared to $1.7 million in 1995 (the operating company of the Miss Marquette casino complex, Gamblers Supply Management Company (GSMC), was purchased by the Company on July 1, 1996 -- see page 15 for discussion); $0.4 million in revenue earned from the Company's share of Harrah's Entertainment, Inc.'s (Harrah's) management fee in connection with Harrah's Phoenix Ak-Chin casino and entertainment complex in each of the three months ended June 30, 1996 and 1995 (Harrah's owns approximately 14.1% of the Company's outstanding shares at June 30, 1996); and $3.4 million in revenue from international gaming operations in 1996 compared to $0.1 million in 1995.

     The Company believes that gaming operations revenue will increase as a result of the acquisition of GSMC (see page 15 for discussion) and as current operations mature and additional operations and strategic markets are developed. However, there can be no assurance that such revenues will be realized due primarily to gaming's dependence on its legal status and public acceptance in certain jurisdictions.

     WIDE AREA PROGRESSIVE SYSTEMS. Wide area progressive revenues increased 131.6% to $1.9 million for the three months ended June 30, 1996, from $0.8 million in 1995. Wide area progressive systems revenues are derived from the operation of multi-link systems available to Native American casinos nationwide in jurisdictions permitting such systems. The increase in revenues is a result of the expansion of systems. At August 1, 1996, the Company was providing a total of seven wide area progressive systems which were operating in 10 states:
Arizona (which permits the operation of intrastate wide area progressive systems in lieu of interstate systems), Connecticut, Iowa, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota, and Wisconsin.

     The Quartermania and Megabucks interstate systems were first introduced to Native American casinos in August 1994; the Nickelmania interstate system was introduced in November 1995; the Arizona intrastate Quartermania and Megabucks systems were introduced in December 1995; and the Dollars Deluxe interstate system was introduced in June 1996. The Company also operates a system available to non-Native American casinos located in Deadwood, South Dakota. Based on current market trends, the Company believes that the wide area progressive revenues could increase through the placement of additional machines on existing systems as well as the introduction of new systems.

     FINANCING INCOME. Financing income on notes receivable and other financing arrangements increased 15.9% to $1.4 million for the three months ended June 30, 1996, compared to $1.2 million in 1995. This increase was primarily due to an increase in financing arrangements entered into.

COSTS AND EXPENSES

     Total costs and expenses increased 44.5% to $28.4 million for the three months ended June 30, 1996, compared to $19.6 million for the same three month period in 1995.

     PRODUCT SALES. The cost of product sales increased 31.4% to $20.4 million for the three months ended June 30, 1996, from $15.5 million in 1995. This increase was attributable to the increased sales volume of gaming machines. As a percentage of product sales revenue, the cost of products increased to 78.2% in 1996, from 76.8% in 1995. The lower gross margin is due primarily to an increase in the percentage of sales qualifying for discounts.

     GAMING OPERATIONS. Gaming operations direct costs increased $2.9 million to $3.0 million for the three months ended June 30, 1996, compared to $0.1 million in 1995. This increase is attributed to the expansion of gaming operations in Peru and the introduction of gaming operations in Ecuador and Brazil.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 17.8% to $4.5 million for the three months ended June 30, 1996, from $3.8 million in 1995. This increase resulted primarily from increases in compensation and related employee costs and benefits, depreciation, travel and other expenses associated with the development of new markets, including gaming operations in the United States, Peru, Ecuador, Brazil, and other countries, primarily in Latin America. These expenses are consistent with the Company's growth philosophy and ongoing strategy to establish gaming operations and other recurring revenue sources and to successfully pursue opportunities in potential new gaming jurisdictions. As a percentage of total revenues, selling, general and administrative expenses decreased to 13.0% in 1996 compared to 15.7% in 1995.

     INTEREST AND FINANCING. Interest and financing costs increased 148% to $0.5 million for the three months ended June 30, 1996, from $0.2 million in 1995. The increase in financing costs is attributed to increased borrowings for 1) the expansion of gaming operations in Latin America, 2) the increases in receivables and contracts from the financing of product sales, and 3) the construction of a new warehouse, assembly, systems operations and corporate headquarters facility. The Company believes that interest and financing costs will increase during 1996 and future years as the Company continues its growth strategy.

INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 32.3% increase in income from operations to $6.4 million for the three months ended June 30, 1996, from $4.8 million for the three months ended June 30, 1995. As a percentage of revenues, income from operations decreased to 18.4% in 1996, from 19.8% in 1995. This decrease in the operating margin of the Company was primarily the result of 1) the lower gross margin on product sales due to the increase in sales qualifying for discounts, and 2) the expansion of international gaming operations, which are in a phase of growth and infrastructure development.

EARNINGS BEFORE INCOME TAXES

     Earnings before income taxes increased 32.7% to $6.4 million for the three months ended June 30, 1996, compared to $4.8 million for the three months ended June 30, 1995. Provision for income taxes were $2.3 million in 1996, compared to $1.8 million in 1995, representing 36.3% and 36.7% of earnings before income taxes for the three months ended June 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     Net earnings for the six months ended June 30, 1996 increased 52.7% to $6.8 million, or $0.59 per share, compared to net earnings of $4.4 million, or $0.39 per share, for the six months ended June 30, 1995. The Company's principal revenue sources -- product sales, gaming operations, wide area progressive systems, and financing -- all recorded increases in revenues and net earnings for the six months ended June 30, 1996, compared to the same period in 1995. Product sales and wide area progressive systems were the primary contributors to the increase in net earnings. The greatest rate of revenue growth occurred in wide area progressive systems -- a 192.9% increase as a result of continued expansion of machines to the systems.

REVENUES

     Total revenues increased 49.5% to $56.3 million for the six months ended June 30, 1996, compared to $37.7 million for the first six months in 1995.

     PRODUCT SALES. Product sales increased 35.9% to $40.6 million for the six months ended June 30, 1996, from $29.9 million in 1995. Total sales of gaming machines, including specialty gaming machines and used machines, were approximately 5,050 machines in 1996, as compared to approximately 3,300 machines in 1995. The gaming machine placements in 1996 were primarily in the states of Arizona, Connecticut, Kansas, Michigan, Mississippi and Wisconsin and in the province of Ontario, Canada.

     GAMING OPERATIONS. Gaming operations revenue increased 113.8% to $9.2 million for the six months ended June 30, 1996, from $4.3 million in 1995. This increase is primarily attributable to the growth of gaming operations in Peru and the introduction of gaming operations in Ecuador and Brazil.

     Gaming operations revenue consisted of $3.3 million in lease revenue from the Miss Marquette riverboat for the six months ended June 30, 1996, compared to $3.4 million in 1995 (the operating company of the Miss Marquette casino complex, GSMC, was purchased by the Company on July 1, 1996 -- see page 15 for discussion); $0.9 million in revenue earned from the Company's share of Harrah's management fee in connection with Harrah's Phoenix Ak-Chin casino and entertainment complex for each of the six months ended June 30, 1996 and 1995 (Harrah's owns approximately 14.1% of the Company's outstanding shares at June 30, 1996); and $5.1 million in revenue from international gaming operations in 1996 compared to $0.1 million in 1995.

     The Company believes that gaming operations revenue will increase as a result of the acquisition of GSMC (see page 15 for discussion) and as current operations mature and additional operations and strategic markets are developed. However, there can be no assurance that such revenues will be realized due primarily to gaming's dependence on its legal status and public acceptance in certain jurisdictions.

     WIDE AREA PROGRESSIVE SYSTEMS. Wide area progressive revenues increased 192.9% to $3.6 million for the six months ended June 30, 1996, from $1.2 million in 1995. Wide area progressive systems revenues are derived from the operation of multi-link systems available to Native American casinos nationwide in jurisdictions permitting such systems. The increase in revenues is a result of the expansion of systems. At August 1, 1996, the Company was providing a total of seven wide area progressive systems which were operating in 10 states:
Arizona (which permits the operation of intrastate wide area progressive systems in lieu of interstate systems), Connecticut, Iowa, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota, and Wisconsin.

     The Quartermania and Megabucks interstate systems were first introduced to Native American casinos in August 1994; the Nickelmania interstate system was introduced in November 1995; the Arizona intrastate Quartermania and Megabucks systems were introduced in December 1995; and the Dollars Deluxe interstate system was introduced in June 1996. The Company also operates a system available to non-Native American casinos located in Deadwood, South Dakota. Based on current market trends, the Company believes that the wide area progressive revenues could increase through the placement of additional machines on existing systems as well as the introduction of new systems.


     FINANCING INCOME. Financing income on notes receivable and other financing arrangements increased 31.4% to $2.9 million for the six months ended June 30, 1996, compared to $2.2 million in 1995. This increase was primarily due to an increase in financing arrangements entered into.

COSTS AND EXPENSES

     Total costs and expenses increased 48.5% to $45.7 million for the six months ended June 30, 1996, compared to $30.7 million in 1995.

     PRODUCT SALES. The cost of product sales increased 35.8% to $31.3 million for the six months ended June 30, 1996, from $23.0 million in 1995. This increase was attributable to the increased sales volume of gaming machines. As a percentage of product sales revenue, the cost of products was 77.1% in 1996 and 77.2% in 1995.

     GAMING OPERATIONS. Gaming operations direct costs increased $4.4 million to $4.5 million for the six months ended June 30, 1996, compared to $0.1 million in 1995. This increase is attributed to the expansion of gaming operations in Peru and the introduction of gaming operations in Ecuador and Brazil.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 21.3% to $8.9 million for the six months ended June 30, 1996, from $7.4 million in 1995. This increase resulted primarily from increases in compensation and related employee costs and benefits, advertising and promotion, depreciation, provision for doubtful accounts, travel and other expenses associated with the development of new markets, including gaming operations in the United States, Peru, Ecuador, Brazil, and other countries, primarily in Latin America. These expenses are consistent with the Company's growth philosophy and ongoing strategy to establish gaming operations and other recurring revenue sources and to successfully pursue opportunities in potential new gaming jurisdictions. As a percentage of total revenues, selling, general and administrative expenses decreased to 15.8% in 1996 compared to 19.5% in 1995.

     INTEREST AND FINANCING. Interest and financing costs increased 278% to $1.0 million for the six months ended June 30, 1996, from $0.3 million in 1995. The increase in financing costs is attributed to increased borrowings for 1) the expansion of gaming operations in Latin America, 2) the increases in receivables and contracts from the financing of product sales and 3) the construction of a new warehouse, assembly, systems operations and corporate headquarters facility. The Company believes that interest and financing costs will increase during 1996 and future years as the Company continues its growth strategy.

INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 54.0% increase in income from operations to $10.7 million for the six months ended June 30, 1996, from $6.9 million for the six months ended June 30, 1995. As a percentage of revenues, income from operations increased to 18.9% in 1996, from 18.4% in 1995. This improvement in the operating margin of the Company was primarily attributable to the growth in revenues from wide area progressive systems, which have lower costs than product sales due to the absence of a `cost of goods sold' component.

EARNINGS BEFORE INCOME TAXES

     Earnings before income taxes increased 52.7% to $10.7 million for the six months ended June 30, 1996, compared to $7.0 million for the six months ended June 30, 1995. Provision for income taxes were $3.9 million in 1996, compared to $2.6 million in 1995, representing 36.6% of earnings before income taxes for both six month periods ended June 30, 1996 and 1995.



LIQUIDITY AND CAPITAL RESOURCES
WORKING CAPITAL

     Working capital increased $2.9 million to $39.8 million during the six months ended June 30, 1996. This increase was primarily a result of a $2.9 million increase in cash and cash equivalents, a $6.6 million increase in receivables, and a $1.4 million increase in inventories. The increases were partially offset by a $7.7 million increase in accounts payable and a $0.4 million increase in income taxes payable.

CASH FLOWS

     During the six months ended June 30, 1996 the Company's cash and cash equivalents increased $2.9 million to $3.8 million. Cash provided by operating activities was $3.4 million for the six months ended June 30, 1996. Cash provided by operating activities was primarily the result of $6.8 million in net earnings, $0.8 million in depreciation and amortization, $13.9 million in payments received on notes receivable relating to financed sales, a $7.7 million increase in accounts payable, and a $0.4 million increase in income taxes payable. These proceeds were partially offset by $14.7 million in gross profit and inventories sold under financing arrangements, a $7.9 million increase in receivables, and a $3.9 million increase in inventories.

     Cash used in investing activities for the six months ended June 30, 1996 was $8.1 million, which consisted of $6.1 million used to purchase property and equipment primarily for gaming operations in Latin America, a $2.6 million increase in amounts due from riverboat lessee and a $1.9 million increase in other assets, primarily for capitalized development costs in Latin America. Cash used in investing activities was partially offset by $2.3 million of payments received on notes receivable.

     Financing activities provided $7.5 million during the six months ended June 30, 1996 as a result of net proceeds from long-term borrowings under a revolving credit facility. The increase in debt is primarily due to the purchase of gaming equipment and related costs associated with the expansion of international markets.

     In 1994, the Company invested $21.8 million (excluding approximately $5.7 million of equipment financing provided by the Company) in the Miss Marquette riverboat casino, which the Company leased to GSMC beginning October 1, 1994 for a period of eight years with automatic extensions of an additional 17 years. This investment consisted of (a) $14.3 million expended by Sodak to acquire and refurbish a riverboat, and (b) an additional $7.5 million that the Company loaned to GSMC to fund costs incurred by GSMC to develop and construct dockside facilities and related amenities. The lease required scheduled lease payments of the greater of an aggregate of $25 million, or 50% of defined net income from the related casino operations, determined annually, during the first 43 months of the lease; and 50% of defined net income from related casino operations thereafter, beginning in April 1998.

     GSMC was unable to meet regularly scheduled payments under the lease and financing notes due to dockside facility construction and preopening cost overruns. The Company allowed GSMC to fund the cost overruns with operating cash flow.

     On July 1, 1996, the Company acquired all of the outstanding shares of GSMC for $1 million in cash. The acquisition will be accounted for using the purchase method of accounting. The assets of GSMC consist of gaming machines, gaming equipment and the dockside facilities, which include a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities and related furniture, fixtures and equipment. In addition to the purchase price, the Company has agreed to guarantee a GSMC note payable to its former shareholders in the amount of $4.4 million. Sodak continues to hold notes receivable (relating to prior loans to GSMC to finance the dockside facility and gaming equipment), lease payments receivable and accrued interest receivable from GSMC aggregating to $22.6 million as of June 30, 1996.

INDEBTEDNESS / LINES OF CREDIT

     The Company had $25.6 million of long term debt outstanding at June 30, 1996. Of that amount, $25 million is borrowed under proceeds from a $50 million long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The amount available under Tranche B is reduced by $1.875 million quarterly beginning in 1997. The unused portion of the revolving credit facility is subject to a commitment fee, based on a calculation as defined in the agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate, federal funds rate plus 1%, or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the Miss Marquette riverboat.

     The remaining $0.6 million is secured by certain transportation equipment and carries an interest rate of 7.45%; the majority of this loan is due in December 1998.

CAPITAL COMMITMENTS

     As part of an agreement with Harrah's, the Company guaranteed financing relating to 50% of the construction cost of a Native American casino facility, managed by Harrah's, that opened in December 1994. As of August 1, 1996, the Company's outstanding guaranty was approximately $1.1 million. As a consideration for the loan guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract.

     During 1994, the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company guaranteed the management company's debt and receives a loan guarantee fee based on a percentage of the outstanding loan balance. As of August 1, 1996, the Company's guaranty was approximately $4.9 million.

                          PART II.  OTHER INFORMATION

Item 1. Legal proceedings
- -------------------------

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

     On April 15, 1996, the Nevada Federal District Court issued Orders granting Sodak's and other's motions to dismiss and allowed plaintiffs to file amended Complaints to properly state a claim on or before May 31, 1996. The amended complaint was filed at the close of work of May 31, 1996. Accompanying the amended complaint was a motion seeking leave to substitute plaintiff Brenda McElmore in the place and stead of plaintiff Mr. Ahearn. The Company believes the plaintiffs' lawsuit to be without merit and the Company intends to vigorously pursue all legal defenses available to it.

     On September 26, 1995, another RICO-based class action was filed in the United States District Court, District of Nevada, by Larry Schreier, which named the Company as a defendant, along with the same 41 other defendants (each a "defendant" and collectively "the defendants"). The plaintiff in this action is a resident of Tulsa, Oklahoma, and purports to bring this action on behalf of himself and "all other similarly situated" (the "plaintiffs"), namely, all members of "casino card clubs" and players in "video poker tournaments", which would appear to be a sub-class of plaintiffs within the two prior class actions identified above and which are presently pending against the Company in the District of Nevada. Except for the identification of the class which the plaintiff seeks to represent, all substantive allegations of this action are virtually identical to the consolidated Poulos/Ahearn actions, and, the Company believes, is also without merit.

     This latest action is presently in its initial pleading phase, with answers or dispositive motions yet to be filed on behalf of the Company. The Company intends to vigorously pursue this action with all legal defenses available to it, and to shortly file various dispositive motions on its behalf.


Item 2.  Changes in Securities
- ------------------------------
         None.

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     The Company held its annual meeting of shareholders on April 30, 1996 for the purposes of electing members of the Board of Directors of the Company and to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1996.

     There were 11,361,138 shares of Common Stock entitled to vote at the meeting and a total of 9,660,194 shares (85%) were represented at the meeting. The shareholder voting was as follows:

1.   Election of Directors:
                                                               WITHHOLD
                                                     FOR      AUTHORITY
                                                  ---------  ----------

     Michael G. Wordeman                          9,564,642      95,552

     Roland W. Gentner                            9,564,742      95,452

     Thomas Celani                                9,564,842      95,352

     Colin V. Reed                                9,432,962     227,232

     Manuel Lujan, Jr.                            9,564,842      95,352

     Ronnie Lopez                                 9,564,742      95,452


2. To ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1996:

     For - 9,654,889    Against-1,450    Abstain-3,885    Broker Non-Vote-0



Item 5.  Other Information
- --------------------------
     None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
     a.  Exhibits

         11.1    Calculation of Earnings Per Common and Common Equivalent Share.

     b.  Reports on Form  8-K

         Form 8-K dated July 15, 1996, reporting the Company's acquisition of all of the outstanding shares of Gamblers Supply Management Company.

                                  Signatures
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 7, 1996



                                       SODAK GAMING, INC.


                                       By:  \s\  David R. Johnson
                                           -----------------------------
                                           David R. Johnson
                                           Chief Financial Officer

                                 EXHIBIT INDEX


                                                        Sequentially
Exhibit No.                                             Numbered Page
- -----------                                             -------------






11.1       Calculation of Earnings Per Common and
           Common Equivalent Share                                   21

27         Financial Data Schedule