Form 10-Q
period 1996-09-30
SODAK GAMING INC
filed 1996-11-14
CIK 903856

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                    to


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

     Yes        X              No
         ---------------          ---------------


At September 30, 1996, there were outstanding 22,757,688 shares of the Company's common stock.

                                 Page 1 of 23
                             Exhibit Index Page 22

                              SODAK GAMING, INC.

                                     INDEX

                                                                                                       Page
                                                                                                       ----
PART I.   FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995                   3

             Consolidated Statements of Earnings for the three months ended
               September 30, 1996 and 1995                                                                5

             Consolidated Statements of Earnings for the nine months ended
               September 30, 1996 and 1995                                                                6

             Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1996 and 1995                                                                7

             Notes to Consolidated Financial Statements                                                   8

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        9

PART II.  OTHER INFORMATION

     Item 1. Legal proceedings                                                                           19

     Item 2. Changes in Securities                                                                       20

     Item 3. Defaults Upon Senior Securities                                                             20

     Item 4. Submission of Matters to a Vote of Security Holders                                         20

     Item 5. Other Information                                                                           20

     Item 6. Exhibits and Reports on Form 8-K                                                            20

SIGNATURES                                                                                               21

EXHIBIT INDEX                                                                                            22


                       PART I  -  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              Sodak Gaming, Inc.
                          Consolidated Balance Sheets

                                    Assets

                                                       September 30,                 December 31,
                                                           1996                         1995 *
                                                       -------------                 ------------
Current assets:
 Cash and cash equivalents                             $  3,518,280                 $    974,221
 Receivables:
  Trade accounts, net of allowance for
   doubtful accounts                                     42,912,355                   15,971,347
  Short-term notes receivable                                80,860                    1,846,213
  Notes receivable, current maturities                   23,872,030                   25,610,033
  Net investment in direct financing-type lease,
   current maturity                                             --                       626,693
  Accrued interest                                          710,952                      322,012
 Inventories:
  Gaming machines                                        18,269,965                   12,798,282
  Repair parts and other gaming accessories               4,074,397                    2,530,500
 Prepaid expenses and other current assets                1,849,502                    1,080,934
 Deferred income taxes                                      455,000                      528,000
                                                       ------------                 ------------
   Total current assets                                  95,743,341                   62,288,235
                                                       ------------                 ------------

Property and equipment:
 Land and improvements                                    1,357,616                      628,143
 Buildings and improvements                              17,390,547                    5,640,453
 Excursion gaming vessel                                 13,850,176                         --
 Gaming operations equipment                             24,341,954                    4,674,004
 Office furniture and equipment                           2,423,760                    1,791,327
 Transportation equipment                                 2,114,902                    1,837,565
 Shop equipment                                             508,246                      346,789
                                                       ------------                 ------------
                                                         61,987,201                   14,918,281
 Less accumulated depreciation                           (3,195,793)                  (1,245,004)
                                                       ------------                 ------------
   Total property and equipment, net                     58,791,408                   13,673,277
                                                       ------------                 ------------
Other assets:
 Notes receivable, net of current maturities             29,824,008                   26,164,915
 Net investment in direct financing-type lease,
  net of current maturity                                      --                     13,355,447
 Amounts due from riverboat lessee                             --                     19,950,823
 Real estate held for sale                                  596,658                    1,140,435
 Excess of purchase price over fair market value
  of assets acquired                                      8,147,089                         --
 Other assets                                             4,288,008                    1,481,885
                                                       ------------                 ------------
   Total other assets                                    42,855,763                   62,093,505
                                                       ------------                 ------------

Total assets                                           $197,390,512                 $138,055,017
                                                       ============                 ============

* From audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                              Sodak Gaming, Inc.
                          CONSOLIDATED BALANCE SHEETS

                     Liabilities and Shareholders' Equity

                                                                      September 30,                     December 31,
                                                                           1996                            1995 *
                                                                      ---------------                   -------------
Current liabilities:
 Accounts payable                                                       $  51,770,712                   $  22,234,670
 Current maturities of long-term debt                                       1,722,773                          56,891
 Income taxes payable                                                         815,505                         993,718
 Accrued liabilities                                                        4,473,700                       1,502,170
                                                                        -------------                   -------------
   Total current liabilities                                               58,782,690                      24,787,449
                                                                        -------------                   -------------
Long-term debt, net of current maturities                                  30,850,044                      18,043,977
                                                                        -------------                   -------------
Deferred income taxes                                                       1,238,000                         963,000
                                                                        -------------                   -------------
Shareholders' equity:
 Preferred stock at $0.001 par value, 25,000,000 shares
  authorized, none outstanding                                                  --                                --
 Common stock at $0.001 par value, 75,000,000 shares authorized,
  22,757,688 and 22,722,276 shares issued and outstanding at
  September 30, 1996 and December 31, 1995, respectively                       22,758                          22,722
 Additional paid-in capital                                                63,963,095                      63,702,619
 Retained earnings                                                         42,533,925                      30,535,250
                                                                        -------------                   -------------
   Total shareholders' equity                                             106,519,778                      94,260,591
                                                                        -------------                   -------------
Commitments and contingencies
Total liabilities and shareholders' equity                              $ 197,390,512                   $ 138,055,017
                                                                        =============                   =============

* From audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                              Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                      1996                1995
                                                 --------------       ------------
Revenues
 Product sales                                     $ 45,492,183       $ 18,647,024
 Gaming operations                                   13,873,296          2,749,354
 Wide area progressive systems                        2,287,516          1,504,024
 Financing income on notes receivables
  and other financing arrangements                    1,448,928          1,575,563
 Other                                                    7,801             12,377
                                                   ------------       ------------
   Total revenues                                    63,109,724         24,488,342
                                                   ------------       ------------
Costs and expenses
 Cost of product sales                               36,028,977         13,894,583
 Gaming operations                                   11,281,012            756,714
 Selling, general and administrative                  6,838,635          3,697,718
 Interest and financing                                 699,942            285,279
                                                   ------------       ------------
   Total costs and expenses                          54,848,566         18,634,294
                                                   ------------       ------------
Income from operations                                8,261,158          5,854,048

Other income (expense)                                  (37,007)            17,765
                                                   ------------       ------------
   Earnings before income taxes                       8,224,151          5,871,813

Provision for income taxes                            3,004,528          2,154,700
                                                   ------------       ------------
   Net earnings                                    $  5,219,623       $  3,717,113
                                                   ============       ============
Earnings per common and common equivalent share    $       0.23       $       0.16
                                                   ============       ============
Weighted average number of common and common
 equivalent shares outstanding                       23,083,239         22,800,390
                                                   ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                              Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                        Nine Months Ended September 30,
                                                      ------------------------------------
                                                         1996                   1995
                                                      -------------          -------------
Revenues
 Product sales                                        $  86,070,431          $  48,510,334
 Gaming operations                                       23,112,335              7,071,341
 Wide area progressive systems                            5,900,626              2,737,633
 Financing income on notes receivable and other
  financing arrangements                                  4,351,793              3,785,182
 Other                                                       22,848                 64,146
                                                      -------------          -------------
   Total revenues                                       119,458,033             62,168,636
                                                      -------------          -------------
Costs and expenses:
 Cost of product sales                                   67,322,385             36,940,139
 Gaming operations                                       15,762,567                839,519
 Selling, general and administrative                     15,769,659             11,062,463
 Interest and financing costs                             1,667,169                541,245
                                                      -------------          -------------
   Total costs and expenses                             100,521,780             49,383,366
                                                      -------------          -------------
Income from operations                                   18,936,253             12,785,270

Other income (expense)                                      (21,246)                89,019
                                                      -------------          -------------
   Earnings before income taxes                          18,915,007             12,874,289

Provision for income taxes                                6,916,332              4,717,871
                                                      -------------          -------------
   Net earnings                                       $  11,998,675          $   8,156,418
                                                      =============          =============
Earnings per common and common equivalent share       $        0.52          $        0.36
                                                      =============          =============
Weighted average number of common and common
 equivalent shares outstanding                           22,946,429             22,756,746
                                                      =============          =============

The accompanying notes are an integral part of the consolidated financial statements.

                              Sodak Gaming, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  ------------------------------
                                                                                     1996               1995
                                                                                  ------------       ------------
Cash flows from operating activities:
  Net earnings                                                                    $ 11,998,675       $  8,156,418
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                  2,197,199            416,042
      Provision for doubtful accounts                                                2,318,668            225,000
      Net deferred income taxes                                                        348,000            276,000
      Loss on sale of property and equipment                                            51,347             17,677
      Gross profit on sales financed through notes receivable                       (5,216,067)        (6,991,861)
      Changes in operating assets and liabilities:
        Receivables                                                                (29,586,628)         9,347,271
        Purchase of inventories sold under financed sales                          (14,341,089)       (19,732,243)
        Payments received on notes receivable relating
          to financed sales                                                         20,679,098         15,996,068
        Inventories                                                                 (9,932,175)        (2,729,061)
        Prepaid expenses and other current assets                                     (485,852)          (538,517)
        Accounts payable                                                            29,167,605        (15,232,359)
        Accrued liabilities                                                          1,053,705            745,163
        Income taxes payable                                                          (178,213)        (1,506,868)
                                                                                  ------------       ------------
        Net cash provided by (used in) operating activities                          8,074,273        (11,551,270)
                                                                                  ------------       ------------
Cash flows from investing activities:
  Cash advanced on notes receivable                                                 (5,195,703)        (4,708,496)
  Payments received on notes receivable                                              3,918,024          1,803,549
  Purchases of property and equipment                                               (8,910,662)        (6,099,728)
  Proceeds from sale of property and equipment                                         501,801             38,011
  Increase in due from Gamblers Supply Management Company,
    prior to acquisition                                                            (2,630,945)        (3,198,169)
  Principal payments received on direct financing-type lease                           338,057                  -
  Purchase of Gamblers Supply Management Company,
    net of cash acquired                                                               237,571                  -
  Increase in other assets                                                          (2,632,223)          (218,182)
                                                                                  ------------       ------------
        Net cash used in investing activities                                      (14,374,080)       (12,383,015)
                                                                                  ------------       ------------
Cash flows from financing  activities:
  Proceeds from long-term borrowings                                                27,250,000         18,000,000
  Principal repayments of long-term debt                                           (18,666,646)        (5,538,736)
  Net proceeds from issuance of common stock                                                 -                  -
  Net proceeds from exercise of stock options                                          260,512                  -
                                                                                  ------------       ------------
        Net cash provided by financing activities                                    8,843,866         12,461,264
                                                                                  ------------       ------------
        Net increase (decrease) in cash and cash equivalents                         2,544,059        (11,473,021)

Cash and cash equivalents, beginning of period                                         974,221         12,466,828
                                                                                  ------------       ------------
Cash and cash equivalents, end of period                                          $  3,518,280       $    993,807
                                                                                  ============       ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                        $  1,350,578       $    513,478
  Cash paid during the period for income taxes                                    $  6,771,941       $  5,969,221

Supplemental schedule of noncash investing activity:
  Gaming machines inventory transferred to gaming operations equipment            $  3,135,349       $  1,412,606

             The accompanying notes are an integral part of the consolidated financial statements.

                              SODAK GAMING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

Note 1--Unaudited Consolidated Financial Statements
---------------------------------------------------

     The accompanying unaudited consolidated financial statements of Sodak Gaming, Inc. and its consolidated subsidiaries (Sodak Gaming International, Inc.; S.G.International, Inc.; Sodak Gaming Peru, S.A.; Beuasodak S.A.; Gamblers Supply Management Company (Note 2); and Sodak Gaming do Brasil Ltda) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

     Results of operations for interim periods are not necessarily indicative of a full year of operations.

     These condensed consolidated financial statements should be read in conjunction with the 1995 financial statements and notes thereto.

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 2--Acquisition of Gamblers Supply Management Company
---------------------------------------------------------

     In 1994, the Company invested $21.8 million (excluding approximately $5.7 million of equipment financing provided by the Company) in the Miss Marquette, which the Company leased to Gamblers Supply Management Company (GSMC) beginning October 1, 1994 for a period of eight years with automatic extensions of an additional 17 years. This investment consisted of (a) $14.3 million expended by the Company to acquire and refurbish a riverboat, and (b) an additional $7.5 million that the Company loaned to GSMC to fund costs incurred by GSMC to develop and construct dockside facilities and related amenities. The lease required scheduled lease payments of the greater of an aggregate of $25 million, or 50% of defined net income from casino operations, determined annually, during the first 43 months of the lease; and 50% of defined net income from casino operations thereafter, beginning in April 1998.

     GSMC was unable to meet regularly scheduled payments under the lease and financing notes due to dockside facility construction and preopening cost overruns. The Company allowed GSMC to defer its scheduled payments to the Company, which enabled GSMC to use its operating cash flow to pay for the aforementioned cost overruns.

     On July 1, 1996, the Company acquired all of the outstanding shares of common stock of GSMC for $1 million in cash. The acquisition was accounted for using the purchase method of accounting. The fair value of the assets acquired totaled $31.8 million consisting of gaming machines, gaming equipment, and the dockside facilities, which include a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities and related furniture, fixtures and equipment. The liabilities assumed were valued at $8.2 million and consisted of trade accounts payable, accruals and notes payable to the former shareholders guaranteed by the Company. The Company continues to hold notes receivable (relating to prior loans to GSMC to finance the dockside facilities and certain gaming equipment), lease payments receivable and accrued interest receivable from GSMC aggregating approximately $22 million as of September 30, 1996. Such receivables from GSMC are eliminated in the Company's consolidated financial statements. The excess purchase price over the fair value of the net assets acquired is approximately $8.1 million, which is recorded as goodwill in the accompanying balance sheet and amortized over 15 years on a straight-line basis. The Company's policy for assessing recoverability is to periodically review the recorded amounts. The review considers factors such as whether the amortization of the goodwill over its remaining life can be recovered through forecasted results of the Miss Marquette riverboat.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and GSMC as if the acquisition had occurred January 1, 1995 (for purposes of calculating December 31, 1995 pro forma information) and January 1, 1996 (for purposes of calculating September 30, 1996 pro forma information), with pro forma adjustments to give effect for amortization of goodwill and the net decrease in interest income and rental income from the riverboat lessee:

                                                Year ended    Nine months ended
                                             Dec. 31, 1995   September 30, 1996
                                             -------------   ------------------
       Revenues                               $121,803,061         $131,100,925
       Net income                               11,046,701           10,771,680
       Net income per common share            $       0.49         $       0.47

Note 3 - Shareholders' Equity
-----------------------------

     On August 30, 1996, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend, effected by a distribution on September 27, 1996, of one additional share for each share owned by shareholders of record on September 13, 1996. The $0.001 par value per share of Sodak's common stock was unchanged by the stock split. The par value of the additional shares issued as a result of the stock split was capitalized into common stock on the balance sheet by means of a transfer from additional paid-in capital. All references in these financial statements to numbers of common shares and earnings per share have been restated to give retroactive effect to the stock split.

     In addition to the common stock, the Company has preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice

     This report contains forward-looking statements reflecting management's knowledge and judgment about factors which could materially affect Company performance in the future. Terms indicating future expectation and optimism about future potential and anticipated growth in revenue and earnings of the Company's business lines -- product sales, gaming operations (particularly in Latin America), wide area progressive systems and financing -- and like expressions typically identify such statements. Actual results and events may differ significantly from those discussed in forward-looking settlements.

     All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures, changes in regulatory structure, failure to gain the approval of regulatory authorities, changes in customer acceptance of gaming, general risks associated with the conduct of international business (such as foreign currency exchange rate fluctuation, changes of governmental control or laws, changes in relations between the United States and other countries, or changes in economic conditions) could cause results to differ materially from any that may be projected. In particular, the Company is committing substantial capital to its proposed CBF video gaming operations in Brazil. There can be no assurance that the Company's proposed Brazilian operations will be successful due to the uncertainty of the Brazilian gaming market, the need for government approval by various state regulatory authorities in Brazil, possible changes in Brazilian gaming laws, the possible legalization of casinos that would compete with the Company's video gaming operations, potential competitors and risks relating generally to the implementation of a new business enterprise.

  Forward-looking statements are made in the context of information available as of the date stated. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

  The Company regularly publishes disclosures in this and other reports that discuss the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission.

General

  For several years after its inception in 1989, the Company's sole line of business was the marketing and distribution of gaming equipment to Native American casinos. Since 1993, the Company has diversified its revenue base and has focused on the development of gaming opportunities that generate recurring revenue sources.

  The Company's strategy is to expand gaming operations into new markets and to increase recurring revenue. As part of this strategy, the Company has entered emerging gaming markets in Latin America, where it develops, equips, finances and operates gaming halls and video gaming routes. The Company recently entered into an agreement (the "CBF Agreement") with the Brazilian Soccer Federation to own and operate linked progressive video gaming systems in Brazil.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

  Net earnings for the three months ended September 30, 1996 increased 40% to $5.2 million, or $0.23 per share, compared to net earnings of $3.7 million, or $0.16 per share, for the three months ended September 30, 1995. The quarterly performance set a new record level of earnings, which support the continuation of the Company's long term growth strategy. The Company's principal revenue sources--product sales, gaming operations, and wide area progressive systems-- all produced record levels of revenue and net earnings for the three months ended September 30, 1996, compared to the same quarter in 1995. Product sales and wide area progressive systems were the primary contributors to the increase in net earnings. The greatest rate of revenue growth occurred in gaming operations, which had a 405% increase due to the continued rapid expansion of Latin American gaming operations and the July 1, 1996 acquisition of Gamblers Supply Management Company (GSMC), which operates the Miss Marquette riverboat casino complex (Miss Marquette) located at Marquette Iowa (see "Cash Flows," page 16 for discussion).

Revenues

  Total revenues increased 158% to $63.1 million for the three months ended September 30, 1996, compared to $24.5 million for the three months ended September 30, 1995.

  Product Sales. Product sales increased 144% to $45.5 million for the three months ended September 30, 1996, from $18.6 million in 1995. Total sales of gaming machines, including specialty gaming machines and used machines, were approximately 5,240 machines in 1996 compared to approximately 2,020 machines in 1995. This increase was primarily attributable to a significant sale to the

Mohegan tribe in Connecticut in 1996. In addition to Connecticut, product sales in the three months ended September 30, 1996 were primarily in the states of Michigan and North Dakota.

          Gaming Operations. Gaming operations revenue increased 405% to $13.9 million for the three months ended September 30, 1996, from $2.7 million in 1995. This increase was primarily attributable to the July 1, 1996 acquisition of GSMC, the growth of gaming operations in Peru, and the introduction of gaming operations in Ecuador in March 1996 and in Brazil in June 1996. Latin American gaming revenues increased five-fold in 1996 compared to the same period in 1995.

          Gaming operations revenue for the three months ended September 30, 1996 consisted of $8.3 million in operating revenue generated from the Miss Marquette after the acquisition of GSMC on July 1, 1996, compared to $1.7 million in lease revenue from GSMC in 1995; $0.4 million in revenue earned from the Company's share of Harrah's Entertainment, Inc.'s (Harrah's) management fee in connection with Harrah's Phoenix Ak-Chin casino compared to $0.3 million in 1995 (Harrah's owns approximately 14% of the Company's outstanding shares at September 30, 1996); and $5.2 million in revenue from Latin American gaming operations compared to $0.8 million in 1995. This increase was primarily due to growth in Peru operations, which began in May 1995, and also due to the introduction of gaming operations in Ecuador in March 1996 and in Brazil in June 1996.

          Wide Area Progressive Systems. Wide area progressive systems revenue increased 52% to $2.3 million for the three months ended September 30, 1996, from $1.5 million in 1995. Wide area progressive systems revenues are derived from the operation of multi-link systems available to Native American casinos nationwide in jurisdictions permitting such systems. The increase in revenues was a result of the introduction of new systems and expansion of existing systems. At October 15, 1996, the Company was providing a total of eight wide area progressive systems which connected more than 1,100 machines in 10 states:
Arizona (which permits the operation of intrastate wide area progressive systems in lieu of interstate systems). Connecticut, Iowa, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin.

          The Quartermania and Megabucks interstate systems were first introduced to Native American casinos in August 1994; the Nickelmania interstate system was introduced in November 1995; the Arizona intrastate Quartermania and Megabucks systems were introduced in December 1995; the Dollars Deluxe interstate system was introduced in June 1996; and the Fabulous 50's interstate system was introduced in September 1996. This Company also operates a Quartermania system available to non-Native American casinos located in Deadwood, South Dakota. Based on current market trends, the Company believes that the wide area progressive revenues could increase through the placement of additional machines on existing systems as well as the introduction of new systems. Based on early results from new two-coin games such as Dollars Deluxe and Fabulous 50's, the Company believes that future average daily revenues per machine may increase.

          Financing Income. Financing income on notes receivable and other financing arrangements decreased 8% to $1.4 million for the three months ended September 30, 1996, compared to $1.6 million in 1995. This decrease was primarily due to the elimination of interest income from GSMC on the Company's consolidated financial statements due to the July 1, 1996 acquisition of GSMC.

Costs and Expenses

     Total costs and expenses increased 194% to $54.8 million for the three months ended September 30, 1996, compared to $18.6 million for the same three months in 1995.

     Product Sales. The cost of product sales increased 159% to $36.0 million for the three months ended September 30, 1996, from $13.9 million in 1995. This increase was primarily attributable to the 159% increase in the number of gaming machines sold during the period. As a percentage of product sales revenue, the cost of products was 79% in 1996, compared to 75% in 1995. The lower gross margin was due primarily to an increase in the percentage of sales qualifying for cash discounts.

     Gaming Operations. Gaming operations direct costs increased $10.5 million to $11.3 million for the three months ended September 30, 1996, compared to $0.8 million in 1995. This increase was primarily attributable to the costs of operating the Miss Marquette subsequent to the Company's July 1, 1996 acquisition of GSMC. A portion of the increase was attributable to the expansion of gaming operations in Peru, and to the introduction of gaming operations in Ecuador and in Brazil. Expansion in Peru is expected to slow in the near term as the regulatory authority for gaming halls passes from municipalities to the federal government. The federal government has temporarily halted issuing new site licenses and has increased gaming taxes by 200% effective October 1, 1996. The Company believes these changes will improve the market in the long term by reducing the number of competitors. The Company currently operates 20 gaming halls with approximately 1,150 gaming machines. The revenues from these operations continue to increase but the near-term effect of the gaming tax increase on profitability is uncertain. Anticipated revenue gains and profit margins may or may not outpace the increase in taxes.

     Immediately following the acquisition of GSMC, the Company implemented changes in the management of the Miss Marquette. The Company began new marketing programs, advertising campaigns and busing programs. The Company hired outside consultants to review operations, design new gaming floor configurations and provide direct-mail coupon programs. The Company's strategy is to market the Miss Marquette through targeted programs to specific market segments.

     Selling, General and Administrative. Selling, general and administrative expenses increased 85% to $6.8 million for the three months ended September 30, 1996, from $3.7 million in 1995. Included in this $3.1 million increase was a $2.0 million charge as a result of the determination in the third quarter of 1996 to completely write off $2.7 million of receivables relating to the development of a television video bingo lottery system in the Czech Republic. This increase also includes increases in compensation (including increased sales commissions related to the level of product sales) and related employee costs and benefits, depreciation, and expenses associated with the development of new markets, including gaming operations in Latin America. As a percentage of total revenue, selling, general and administrative expenses decreased to 11% in 1996 compared to 15% in 1995.

     Interest and Financing. Interest and financing costs increased 145% to $0.7 million for the three months ended September 30, 1996, from $0.3 million in 1995. The increase in financing costs was primarily attributable to increased borrowings for the expansion of gaming operations in Latin America and for the assumption of debt in connection with the July 1, 1996 acquisition of GSMC. The Company believes that interest and financing costs could continue to increase in future years as the Company pursues its growth strategy.

Income from Operations

     The cumulative effect of the above described changes resulted in a 41% increase in income from operations to $8.3 million for the three months ended September 30, 1996, from $5.9 million for the three months ended September 30, 1995. As a percentage of revenues, income from operations decreased to 13% in 1996, from 24% in 1995. The decrease in the operating margin was primarily the result of three factors:

(i) The Company's fastest growing revenue source was gaming operations, which had a lower margin than either wide area progressive systems, which have minimal costs associated with them, or product sales. The lower margin was attributable to start-up costs in Latin America and the lower margins related to the Miss Marquette which the Company began operating upon acquisition of GSMC on July 1, 1996;

(ii) The gross margin on product sales decreased to 21% in 1996, compared to 25% in 1995 due primarily to an increase in the percentage of sales qualifying for cash discounts; and

(iii) The higher selling, general and administrative expenses experienced primarily due to the $2.0 million charge resulting from the determination in the third quarter of 1996 to completely write off $2.7 million of receivables relating to the development of a television video bingo lottery system in the Czech Republic.

Earnings before Income Taxes

     Earnings before income taxes increased 40% to $8.2 million for the three months ended September 30, 1996, compared to $5.9 million for the three months ended September 30, 1995. Provision for income taxes was $3.0 million in 1996, compared to $2.2 million in 1995, representing 37% of earnings before income taxes for each of the three months ended September 30, 1996 and 1995.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net earnings for the nine months ended September 30, 1996 increased 47% to $12.0 million, or $0.52 per share, compared to net earnings of $8.2 million, or $0.36 per share, for the nine months ended September 30, 1995. The performance for the nine months ended September 30, 1996 set a new record level of earnings, which support the continuation of the Company's long term growth strategy. The Company's principal revenue sources -- product sales, gaming operations, wide area progressive systems, and financing -- all produced record levels of revenue and net earnings for the nine months ended September 30, 1996, compared to the same period in 1995. Product sales and wide area progressive systems were the primary contributors to the increase in net earnings. The greatest rate of revenue growth occurred in gaming operations, which had a 227% increase due to the continued rapid expansion of Latin American gaming operations and the July 1, 1996 acquisition of GSMC, which operates the Miss Marquette (see "Cash Flows," page 16 for discussion).

Revenues

     Total revenues increased 92% to $119.5 million for the nine months ended September 30, 1996, compared to $62.2 million for the first nine months in 1995.

     Product Sales. Product sales increased 77% to $86.1 million for the nine months ended September 30, 1996, from $48.5 million in 1995. Total sales of gaming machines, including specialty gaming machines and used machines, were approximately 10,300 machines in 1996, compared to approximately 5,300 machines in 1995. This increase was primarily attributable to significant sales to the Mohegan tribe in Connecticut and the Casino Rama in the Canadian province of Ontario in 1996. In addition to Connecticut and Ontario, product sales in 1996 were primarily in the states of Arizona, Kansas, Michigan, Mississippi, North Dakota and Wisconsin.

     Gaming Operations. Gaming operations revenue increased 227% to 23.1 million for the nine months ended September 30, 1996, from $7.1 million in 1995. This increase was primarily attributable to the July 1, 1996 acquisition of GSMC, the growth of gaming operations in Peru and the introduction of gaming operations in Ecuador in March 1996 and in Brazil in June 1996.

     Gaming operations revenue consisted of $8.3 million in operating revenue generated after the acquisition of GSMC on July 1, and $3.3 million in lease revenue (relating to the six months prior to the acquisition of GSMC) from the Miss Marquette, compared to $5.0 million in lease revenue in 1995; $1.2 million in revenue earned from the Company's share of Harrah's management fee in connection with Harrah's Phoenix Ak-Chin casino for each of the nine months ended September 30, 1996 and 1995 (Harrah's owns approximately 14% of the Company's outstanding shares at September 30, 1996); and $10.3 million in revenue from Latin American gaming operations in 1996 compared to $0.8 million in 1995. This increase was primarily due to growth in Peru operations, which began in May 1995, and also due to the introduction of gaming operations in Ecuador in March 1996 and in Brazil in June 1996.

     Wide Area Progressive Systems. Wide area progressive systems revenue increased 116% to $5.9 million for the nine months ended September 30, 1996, from $2.7 million in 1995. Wide area progressive systems revenues are derived from the operation of multi-line systems available to native American casinos nationwide in jurisdictions permitting such systems. The increase in revenues was a result of the introduction of new systems and the expansion of existing systems. At October 15, 1996, the Company was providing a total of eight wide area progressive systems which connected more than 1,100 machines in 10 states:
Arizona (which permits the operation of intrastate wide area progressive systems in lieu of interstate systems), Connecticut, Iowa, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin.

     The Quartermania and Megabucks interstate systems were first introduced to Native American casinos in August 1994; the Nickelmania interstate system was introduced in November 1995; the Arizona intrastate Quartermania and Megabucks systems were introduced in December 1995; The Dollars Deluxe interstate system was introduced in June 1996; and the Fabulous 50's interstate system was introduced in September 1996. The Company also operates a Quartermania system available to non-Native American casinos located in Deadwood, South Dakota. Based on current market trends, the Company believes that the wide area progressive revenues could increase through the placement of additional machines on existing systems as well as the introduction of new systems. Based on early results from new two-coin games such as Dollars Deluxe and Fabulous 50's, the Company believes that future average daily revenues per machine may increase.

     Financing Income. Financing income on notes receivable and other financing arrangements increased 15% to $4.4 million for the nine months ended September 30, 1996, compared to $3.8 million in 1995. This increase was primarily due to an increase in financing arrangements, which was partially offset by the elimination of interest income from GSMC on the Company's consolidated financial statements due to the July 1, 1996 acquisition of GSMC.

Costs and Expenses

     Total costs and expenses increased 104% to $100.5 million for the nine months ended September 30, 1996, compared to $49.4 million in 1995.

     Product Sales. The cost of product sales increased 82% to $67.3 million for the nine months ended September 30, 1996, from $36.9 million in 1995. This increase was primarily attributable to the 94% increase in the number of gaming machines sold. As a percentage of product sales revenues, the cost of products was 78% in 1996, compared to 76% in 1995. The lower gross margin was due primarily to an increase in the percentage of sales qualifying for cash discounts.

     Gaming Operations. Gaming operations direct costs increased $14.9 million to $15.8 million for the nine months ended September 30, 1996, compared to $0.8 million in 1995. This increase was primarily attributable to the costs of operating the Miss Marquette subsequent to the Company's acquisition of GSMC. A portion of the increase was attributable to the expansion of gaming operations in Peru, and the introduction of gaming operations in Ecuador and Brazil.

     Selling, General and Administrative. Selling, general and administrative expenses increased 43% to $15.8 million for the nine months ended September 30, 1996, from $11.1 million in 1995. Included in this $4.7 million increase was a $2.0 million charge as a result of the determination in the third quarter of 1996 to completely write off $2.7 million of receivables relating to the development of a television video bingo lottery system in the Czech Republic. This increase also includes increases in compensation (including increased sales commissions related to the level of product sales) and related employee costs and benefits, advertising and promotion, depreciation, and expenses associated with the development of new markets, including gaming operations in Latin America. As a percentage of total revenue, selling, general and administrative expenses decreased to 13% in 1996 compared to 18% in 1995.

     Interest and Financing. Interest and financing costs increased 208% to $1.7 million for the nine months ended September 30, 1996, from $0.5 million in 1995. The increase in financing costs was primarily attributable to increased borrowings for the expansion of gaming operations in Latin America and for the assumption of debt in connection with the acquisition of GSMC. The Company believes that interest and financing costs could continue to increase in future years as the Company pursues its growth strategy

INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 48% increase in income from operations to $18.9 million for the nine months ended September 30, 1996, from $12.8 million for the nine months ended September 30, 1995. As a percentage of revenues, income from operations decreased to 16% in 1996, from 21% in 1995. The decrease in the operating margin was primarily the result of three factors:

     (i) The Company's fastest growing revenue source was gaming operations, which had a lower margin than either wide area progressive systems, which have minimal costs associated with them, or product sales. The lower margin is attributable to start-up costs in Latin America and the lower margins related to the Miss Marquette which the Company began operating upon acquisition of GSMC on July 1, 1996;

     (ii) The gross margin on product sales decreased to 22% in 1996, compared to 24% in 1995 due primarily to an increase in the percentage of sales qualifying for cash discounts; and

     (iii) The higher selling, general and administrative expenses experienced due primarily to the $2.0 million charge resulting from the determination in the third quarter of 1996 to completely write off $2.7 million of receivables relating to the development of a television video bingo lottery system in the Czech Republic.

EARNINGS BEFORE INCOME TAXES

     Earnings before income taxes increased 47% to $18.9 million for the nine months ended September 30, 1996, compared to $12.9 million for the nine months ended September 30, 1995. Provision for income taxes was $6.9 million in 1996, compared to $4.7 million in 1995, representing 37% of earnings before income taxes for each of the nine months ended September 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Working capital decreased $0.5 million to $37.0 million during the nine months ended September 30, 1996. This decrease was primarily a result of a $29.5 million increase in accounts payable, a $3.0 million increase in accrued liabilities, and a $1.7 million increase in current maturities of long-term debt. The decreases were partially offset by a $23.2 million increase in receivables, a $7.0 million increase in inventories, a $2.5 million increase in cash and cash equivalents, and a $0.8 million increase in prepaid expenses and other current assets.

CASH FLOWS

     During the nine months ended September 30, 1996, the Company's cash and cash equivalents increased $2.5 million to $3.5 million. Cash provided by operating activities was $8.1 million for the nine months ended September 30, 1996. Cash provided by operating activities was primarily the result of $12.0 million in net earnings, $2.2 million in depreciation and amortization, $2.3 million in provision for doubtful accounts (Czech TV Bingo), $20.7 million in payments received on notes receivable relating to financed sales, a $29.2 million increase in accounts payable, and a $1.1 million increase in accrued liabilities. These proceeds were partially offset by $19.6 million in gross profit and inventories sold under financing arrangements, a $29.6 million increase in receivables, and a $9.9 million increase in inventories.

     Cash used in investing activities for the nine months ended September 30, 1996 was $14.4 million, which consisted of $8.9 million used to purchase property and equipment primarily for gaming operations in Latin America, $5.2 million advanced on notes receivable, a $2.6 million increase in amounts due from GSMC prior to its July 1, 1996 acquisition by the Company, and a $2.6 million increase in other assets, primarily for capitalized development costs in Latin America. Cash used in investing activities was partially offset by $3.9 million of payments received on notes receivable and $0.5 million of proceeds from the sale of property and equipment.

     Financing activities provided $8.8 million during the nine months ended September 30, 1996 as a result of the net proceeds from long-term borrowings under a revolving credit facility. The increase in debt was primarily due to the purchase of gaming equipment and related costs associated with the expansion of Latin American markets.

     In 1994, the Company invested $21.8 million (excluding approximately $5.7 million of equipment financing provided by the Company) in the Miss Marquette, which the Company leased to GSMC beginning October 1, 1994 for a period of eight years with automatic extensions of an additional 17 years. This investment consisted of (a) $14.3 million expended by the Company to acquire and refurbish a riverboat, and (b) an additional $7.5 million that the Company loaned to GSMC to fund costs incurred by GSMC to develop and construct dockside facilities and related amenities. The lease required scheduled lease payments of the greater of an aggregate of $25 million, or 50% of defined net income from the casino operations, determined annually, during the first 43 months of the lease; and 50% of defined net income from casino operations thereafter, beginning in April 1998.

     GSMC was unable to meet regularly scheduled payments under the lease and financing notes due in dockside facility construction and preopening cost overruns. The Company allowed GSMC to defer its scheduled payments to the Company, which enabled GSMC to use its operating cash flow to pay for the aforementioned cost overruns.

     On July 1, 1996, the Company acquired all of the outstanding shares of common stock of GSMC for $1 million in cash. The acquisition was accounted for using the purchase method of accounting. The fair value of the assets acquired totaled $31.8 million consisting of gaming machines, gaming equipment, and the dockside facilities, which include a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities and related furniture, fixtures and equipment. The liabilities assumed were valued at $8.2 million and consisted of trade accounts payable, accruals and notes payable to the former shareholders guaranteed by the Company. The Company continues to hold notes receivable (relating to prior loans to GSMC to finance the dockside facilities and certain gaming equipment), lease payments receivable and accrued interest receivable from GSMC aggregating approximately $22 million as of September 30, 1996. Such receivables from GSMC are eliminated in the Company's consolidated financial statements. The excess purchase price over the fair value of the net assets acquired is approximately $8.1 million which is recorded as goodwill in the accompanying balance sheet and amortized over 15 years on a straight-line basis. The Company's policy for assessing recoverability is to periodically review the recorded amounts. The review considers factors such as whether the amortization of the goodwill over its remaining life can be recovered through forecasted results of the Miss Marquette riverboat.

Indebtedness / Lines Of Credit

     The Company had $32.6 million of long-term debt outstanding at September 30, 1996. Of that amount, $26.5 million was borrowed under a $50 million long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The amount available under Tranche B is reduced by $1.875 million quarterly beginning in 1997. The unused portion of the revolving credit facility is subject to a commitment fee, based on a calculation as defined in the revolving credit agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate, the federal funds rate plus 1%, or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the Miss Marquette riverboat casino.

     Of the remaining $6.1 million of long-term debt, $4.2 million relates to debt payable to the former shareholders of GSMC, and the balance of long-term debt primarily relates to other debt assumed by the Company as a result of the purchase of GSMC.

Capital Commitments

     During 1994, the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company guaranteed the management company's debt and receives a loan guarantee fee based on a percentage of the outstanding loan balance. As of October 15, 1996, the Company's guaranty was approximately $4.7 million.

     In August 1996, the Company announced it had entered into an agreement (the "CBF Agreement") with the Confederacao Brasileira de Futebol (Brazilian Soccer Federation or "CBF") to own and operate on behalf of CBF linked progressive video gaming systems in Brazil. Under a Brazilian federal law known as the "Zico law," an organization such as CBF that is a chartered sports entity participating in the management of at least three Olympic teams may operate bingo and games similar to bingo such as video bingo or keno ("bingo-similar games") in order to fund its activities, provided that applicable authorizations from Brazilian state regulatory authorities are obtained. The Company has developed bingo-similar video games which it believes comply with the Zico law.

     Under the CBF Agreement, the Company has the right and the obligation to provide bingo-similar video gaming equipment and systems to, and to operate gaming machines on behalf of, CBF. The CBF Agreement has an initial term of eight years and may be terminated by CBF if a bingo-similar gaming system is not operational and gaming play has not begun on or before March 30, 1997.

     In connection with the CBF Agreement, the Company has committed to purchase 1,000 gaming machines from International Game Technology by March 1997. The total cost to acquire and install these machines and related systems and equipment is expected to be approximately $10 million. If proposed plans to establish video bingo systems in Brazil are successfully implemented, the Company would make significant additional investments in equipment and working capital. The Company anticipates that if additional funds are required, such funds would be sought through public or private equity or debt financing.

                          PART II. OTHER INFORMATION

Item 1. Legal proceedings
-------------------------

     RICO Litigation. On April 26, 1994, the Company was named as a defendant in a class action lawsuit filed in the United States District Court, Middle District of Florida, by William A. Poulos and William Ahearn, respectively, each of whom sought to assert claims on behalf of themselves and "all other similarly situated ("the plaintiffs"). Each of the plaintiffs filed suit against Sodak and approximately 41 other defendants (each a "defendant" and collectively "the defendants"). These two lawsuits were ordered consolidated by the Court, and the action has been transferred to the United States District Court, District of Nevada, for further proceedings. Each defendant is involved in the gaming business as either a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiff's allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people in playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

     On April 15, 1996, the Nevada Federal District Court issued Orders granting Sodak's and others' motions to dismiss and allowed plaintiffs to file amended Complaints to properly state a claim on or before May 31, 1996. The amended complaint was filed at the close of work of May 31, 1996. Accompanying the amended complaint was a motion seeking leave to substitute plaintiff Brenda McElmore in the place and stead of plaintiff Mr. Ahearn. The Company believes the plaintiffs' lawsuit to be without merit and the Company intends to vigorously pursue all legal defenses available to it. Accordingly, motions to dismiss the amended complaint have been filed by the Company and all defendants. These motions await the Court's ruling.

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

     On August 15, 1996, the Nevada Federal District Court issued an order granting Sodak's and others' motions to dismiss and gave plaintiff leave to file an amended complaint on or before September 30, 1996. The amended complaint was filed at the close of work on September 30, 1996. The Company believes the plaintiff's lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it, and to shortly file renewed motions to dismiss the amended complaint on its behalf.

Item 2. Changes in Securities
-----------------------------

     None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

Item 5. Other Information
-------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     a.  Exhibits

         11.1  Calculation of Earnings Per Common and Common Equivalent Share.

     b.  Reports on Form 8-K

         Form 8-K dated July 15, 1996, and Form 8-K/A dated September 13, 1996, reporting the Company's acquisition of all of the outstanding shares of Gamblers Supply Management Company.

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 1996

                                            SODAK GAMING, INC.

                                            By: /s/ David R. Johnson
                                                ____________________________
                                                David R. Johnson
                                                Chief Financial Officer

                                 EXHIBIT INDEX

                                                                             Sequentially
Exhibit No.                                                                  Numbered Page
-----------                                                                  -------------
11.1         Calculation of Earnings Per Common and Common Equivalent Share        23