Form 10-K
period 1996-12-31
SODAK GAMING INC
filed 1997-03-28
CIK 903856

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996           Commission File No.0-21754

                               SODAK GAMING, INC.
             (Exact name of registrant as specified in its charter)

        SOUTH DAKOTA                                      46-0407053
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)

    5301 S. HIGHWAY 16
  RAPID CITY, SOUTH DAKOTA                                              57701
  (Address of principal executive offices)                           (Zip Code)

Registrants telephone number, including area code: (605) 341-5400

Securities registered pursuant to Section 12(b) of the Act:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock $0.001 par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes     X             No_____
                      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in the registrants definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [    ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 1997 was approximately $144,865,143 (based on the last sale price of such stock as reported on the Nasdaq National Market).

The number of shares outstanding of the registrants common stock, as of March 21, 1997, was: Common Stock, $0.001 par value: 22,757,688 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the Registrants definitive Proxy Statements to be filed with the Commission within 120 days after the close of the Registrants fiscal year.

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Business                                          3
Item 2.   Properties                                       24
Item 3.   Legal Proceedings                                24
Item 4.   Submission of Matters to a Vote of Security      25
          Holders

                               PART II

Item 5.   Market for Registrants Common Stock and          25
          Related Stockholder Matters
Item 6.   Selected Financial Data                          26
Item 7.   Managements Discussion and Analysis of
          Financial Condition and Results of               27
          Operations
Item 8    Consolidated Financial Statements                36
Item 9    Changes in and Disagreements with Accountants    56
          on Accounting and Financial Disclosures


                              PART III

Item 10.  Directors and Executive Officers of the          56
          Registrant
Item 11.  Executive Compensation                           56
Item 12.  Security Ownership of Certain Beneficial         56
          Owners and Management
Item 13.  Certain Relationships and Related Transactions   56


                               PART IV
Item 14.  Exhibits, Consolidated Financial Statement       56
          Schedule and Reports on Form 8-K

          Signatures                                       59

                                     PART I

ITEM 1.  BUSINESS

GENERAL

  Sodak Gaming, Inc. (the Company or Sodak) is a leading distributor of gaming equipment and a broad range of gaming-related products and services and a provider of wide area progressive systems, primarily to Native American casinos. In addition, the Company operates: 1) gaming halls and route operations in Peru beginning in May 1995; 2) a casino entertainment facility in Quito, Ecuador beginning in March 1996; 3) a gaming hall in Rio de Janeiro, Brazil beginning in June 1996; and 4) the Miss Marquette riverboat casino entertainment facility (Miss Marquette) in Marquette, Iowa beginning in July 1996.

  A significant amount of product sales is derived from the sale and distribution of gaming equipment manufactured by International Game Technology
(IGT) under an exclusive distributorship agreement, which is effective through May 1998 and continues thereafter until canceled by either party (see Relationship with IGT, page 7 for discussion of this agreement). The agreement allows the Company the exclusive right to distribute IGT manufactured or assembled gaming machines to casinos located on Native American lands in the United States (except Nevada, New Jersey and Hawaii), to Native Americans, aboriginal peoples and native peoples in Canadian provinces, and to non-Native American purchasers in South Dakota, North Dakota and Wyoming. The Company also has an agreement to sell and distribute IGT gaming equipment in Mexico.

  The Company also has an exclusive agreement with IGT to provide and market wide area progressive systems to Native American casinos. This agreement continues as long as a progressive system is operating. The Company also provides and markets a wide area progressive system to casinos in Deadwood, South Dakota. The Company has distributorship arrangements with several other manufacturers and suppliers of gaming-related equipment and products.

  The Company provides financing for its product sales and participates in the development, equipping and financing of gaming ventures in North America, such as the Harrahs Phoenix Ak-Chin casino in Arizona, from which the Company participates in Harrahs management fee.

  In conjunction with its distribution of gaming equipment, the Company also offers its customers gaming machine installation and repair services, systems and machine training, demographic and market information, administrative support including advice and recommendations concerning casino design and layout and professional assistance pertaining to legal and regulatory issues.

  In August 1996, the Company announced it had entered into an agreement with the Confederacao Brasileira de Futebol (CBF, or the Brazilian Soccer Federation) to own and operate linked progressive video gaming systems in Brazil (see Gaming Operations, page 20 for discussion). The Company subsequently entered into a joint venture agreement with IGT and Dreamport, Inc. (a wholly-owned subsidiary of GTECH Holdings Corporation) to proceed with the development and operations of this system. The three companies will share equally in the investment funding, expenses and profits of the CBF project.

BUSINESS STRATEGY

  After its inception in 1989, the Companys sole line of business was the marketing and distribution of gaming equipment to Native American casinos. Since 1993, the Company has been diversifying its revenue base and has focused on the development of gaming opportunities that generate recurring revenue sources. The Companys business strategy is to maintain its dominant market share in the product sales jurisdictions it serves, to expand its wide area progressive systems, to maintain and increase its gaming operations and participations in expanding domestic and international gaming jurisdictions, and to increase and strengthen its strategic alliances with other companies in the gaming industry.

  The Companys business lines are: (i) product sales and financing and wide area progressive systems and (ii) gaming operations, which includes gaming participations, riverboat and land-based casino operations, and gaming hall and route operations. Management believes future growth may come from: 1) maintaining its dominant market share in gaming machine sales and expanding its product lines; 2) placing additional wide area progressive systems and machines in Native American casinos; 3) expanding its gaming hall, route and casino operations in Latin America; and 4) continuing its pursuit of domestic gaming operations. However, there can be no assurance that such growth may occur in the future, due primarily to gamings dependence on its regulatory status and public acceptance.

  An important element of the Companys long term strategy is to facilitate the expansion of gaming in current and new jurisdictions in the United States and other countries. The Company will continue to provide funds and legal support to assist Native American tribes in negotiating tribal-state compacts and obtaining regulatory approvals to commence casino operations. In order to develop and enhance its relationships with Native American tribes, Sodak will continue to share with Native American tribes its information and knowledge of the Native American gaming industry. The legal, compliance and government affairs staff continues to provide objective information and support to regulatory entities and legislative bodies.

PRODUCT SALES STRATEGY

  The Company believes it will be able to maintain its dominant market share in the distribution of gaming machines to the Native American gaming market in North America. In 1996, the Company continued to expand its product line to include various gaming-related and nongaming-related products and supplies. As part of this strategy, the Company initiated a single source supplier marketing campaign promoting the ability to provide customers with the gaming industrys most comprehensive selection of products, systems and services used by casino entertainment complexes, including their food and beverage services, lounges, entertainment venues, gift shops and promotional functions, cage and count room functions, and business and administrative functions.

  The Company believes that it is positioned to implement its business strategy as a result of its excellent reputation in the Native American gaming market coupled with its extensive product lines, marketing expertise and customer assistance and support after the sale. These factors have enabled Sodak to develop strong alliances and distributorship agreements with leading manufacturers in the industry, including IGT, Mikohn Gaming, Brandt, Mosler, Reldom, Nederlander Entertainment, and other vendors.

  Sodak believes it holds a competitive advantage in the Native American gaming market due to several reasons, including effective business relationships with Native American tribes, strong business alliances in the gaming industry, its comprehensive offering of products, technical support and service, its knowledge and understanding of customer needs, and the offering of creative customer financing. Sodak continues to obtain licenses with states and with resident Native American tribes that have licensing requirements. This enables Sodak to be in a position to distribute gaming machines and related products to Native American tribes as soon as possible following approval of any new tribal-state compacts.

FINANCING STRATEGY

  The Company provides equipment financing to serve customers and to facilitate the sales process. The Company is creative with financing arrangements, allowing customers repayment schedules to coincide with cash flows of their casino operations. On a case-by-case basis, the Company may provide interim financing for the planning, development and construction phases of casino projects, thereby expediting these projects.

WIDE AREA PROGRESSIVE SYSTEMS STRATEGY

  In August 1994, the Company implemented the first federally approved interstate wide area progressive systems for Native American casinos as the exclusive licensing agent for IGTs proprietary systems. The Company expects to place additional machines and to introduce new systems in the future and believes that as the Native American gaming industry continues to expand and as the gaming public desires higher jackpot payouts, the demand for wide area progressive systems could increase. Consistent with this strategy, the Company introduced two new systems in 1996, Dollars Deluxe and Fabulous 50s. In addition, in March 1997, the Company introduced the Wheel of Fortune system and intends to also introduce the systems Wheel of Gold and High Rollers in 1997. Additional systems may be considered for introduction in the future.

GAMING OPERATIONS STRATEGY

  By augmenting revenue sources and adding the recurring revenue streams to its revenue base, the Company believes it will strengthen its financial performance. The Companys gaming operations strategy is three-fold: 1) to continue to participate in ventures to finance the development, construction and equipping of Native American casinos; 2) to expand gaming operations in Latin America and pursue new opportunities there; and 3) to expand current domestic gaming operations and pursue additional operations as opportunities emerge.

PARTICIPATIONS INVOLVING NATIVE AMERICAN CASINOS

  The Company plans to continue to participate in ventures to finance the development, construction and equipping of Native American casinos. Such financing could be in conjunction with management contracts entered into between the casino management company and the tribes owning such casinos or with the tribes directly. The Company expects that its involvement could be in the form of loans, or the guarantee of third party loans to tribes. For its involvement, the Company may receive an inducement payment, guaranty fees, or may receive a participation in the payments made by such tribes under the management arrangements. The Company currently participates in a management fee of Harrahs Entertainment, Inc. (Harrahs) in conjunction with Harrahs Phoenix Ak-Chin casino and is currently providing financing for other casinos. The Company anticipates the pursuit of similar arrangements with both tribes and management companies such as Harrahs.

INTERNATIONAL GAMING OPERATIONS

  The Companys strategy is to expand gaming operations into new markets and thereby increase recurring revenue. As part of this strategy, the Company has entered emerging gaming markets in Latin America, where it develops and operates gaming halls and routes and a casino. Currently, the Companys intent is to expand its casino, gaming hall and route operations in Latin America. Sodak believes that its entry into international markets is supported by its knowledge of gaming products and systems, its understanding of regulatory and governmental processes, and its marketing and gaming development expertise.

  In August 1996, the Company announced it had entered into an agreement with the CBF to own and operate linked progressive video gaming systems in Brazil (see Gaming Operations, page 20 for discussion). The Company subsequently entered into a joint venture agreement with IGT and Dreamport to proceed with the development and operations of this system. The three companies will share equally in the investment funding, expenses and profits of the CBF project.

  Under federal Brazilian law known as the Zico law, sports organizations involved with Olympic or other world-class competition are permitted to be involved with certain gaming operations. The permissible games include bingo, keno and bingo similar games, including video machine versions of such games.

  The CBF is able to engage in such gaming activities because its sponsors the Brazilian mens and womens Olympic and world cup soccer teams. More than 15,000 soccer clubs and 200,000 players are affiliated with the CBF, which is a governing body for soccer, comparable in function to the combination of the National Football League and the National Collegiate Athletic Association in the United States. The operation of the system is subject to the CBF obtaining regulatory approval in each state where the proposed system is to be offered. Project documentation and requests for regulatory authorization have been submitted for approval in four states or jurisdictions: Rio de Janeiro, Goias, the Federal District of Brasilia, and Minas Gerais. In addition, as of March 21, 1997, regulatory approval was also being pursued in the states of Sao Paulo and Rio Grande de Sul. However, there can be no assurance that such approvals will be obtained, that systems will become operational in the time frame required by the CBF agreement or that the CBF project or other Brazilian video gaming systems will be profitable.

  The Company anticipates that a number of factors could contribute to the successful introduction and operation of the CBF project: 1) the high level of public acceptance of gaming; 2) the popularity of soccer; 3) the distinguished reputation of the CBF and its proposed use of its proceeds from the project to advance athletic, educational and social programs; and 4) the collective capabilities of the three companies Sodak, IGT and Dreamport affiliated under the joint venture agreement.

DOMESTIC GAMING OPERATIONS

  The Companys domestic gaming operations strategy is to improve operating performance of the Miss Marquette and to seek additional opportunities to operate and/or participate in casinos and other gaming entertainment facilities. The Company believes it is well-positioned to do so because of its strategic alliances with other gaming companies and because of its knowledge of gaming products and systems, its understanding of regulatory and governmental processes, and its marketing and gaming development expertise.

ALLIANCES WITH INDUSTRY LEADERS

  The Company has established key alliances with several gaming industry companies as part of its strategy to augment its recurring revenue sources. Among these alliances are IGT, Harrahs, and Dreamport. The Company will continue to seek additional strategic alliances as opportunities emerge.

RELATIONSHIP WITH IGT

  IGT is the worlds largest producer of computer-based casino gaming products and proprietary gaming systems. The Company is IGTs largest customer and enjoys a mutually beneficial contractual and business relationship with IGT. Approximately 71% of the Companys product sales in 1996 were derived from the sale of gaming machines manufactured by IGT under its exclusive distributorship agreement with IGT. Pursuant to its agreement with IGT, the Company has agreed not to directly or indirectly solicit orders for, sell, lease or promote the sale of any products that compete with or are similar to products offered by IGT in territories covered under the agreement.

  Sodaks original distributorship agreement with IGT, which was entered into on August 10, 1989, provided the Company with the exclusive right to distribute IGT gaming machines in Deadwood, South Dakota for a one-year period. The distributorship agreement with IGT has been modified several times to expand the territory and extend the term. The following is a brief description of the current distributorship agreement with IGT, effective May 5, 1993.

  Sodak holds the sole and exclusive right to distribute IGT manufactured or assembled gaming devices, slot machines, terminals developed and offered by IGT as video terminals for a lottery, and IGT distributed gaming machines designed or manufactured by others (collectively products) in the United States and Canada subject to the following exceptions: (i) the Company may not distribute IGT products to non-Native American gaming purchasers other than in South Dakota, North Dakota and Wyoming, (ii) the exclusive right to distribute IGT products in Canada is granted only for the sale and distribution to Native Americans, aboriginal peoples, or Native peoples in Canadian Provinces where gaming activity is approved by appropriate governmental authorities and Sodak is licensed or approved to conduct business, and (iii) Sodak may not distribute new IGT products to anyone in Nevada, New Jersey and Hawaii. The current distributorship agreement with IGT has a five-year term through May 5, 1998 and continues thereafter on a year-to-year basis until canceled by either party. Through a separate agreement, the Company also has exclusive distribution rights in Mexico. As of March 21, 1997, gaming devices were not legal in Mexico; however, legislative action to allow casinos was under consideration by the national legislature.

  Pursuant to its agreement with IGT, the Company purchases products from IGT at fixed discounts from the then current retail list price as established by IGT from time to time, plus freight and delivery charges. Payment by Sodak for IGT machines must be made in full within 90 days for direct shipments to Sodak customers and 135 days for Sodak stock inventories.

  IGT may terminate its distributorship agreement with Sodak if any one of the following events occurs: (i) the Company has failed to maintain its image, ethics, reputation or customer relations in accordance with industry standards,
(ii) the Company has failed to use its best efforts to attain a reasonable level of sales performance or service of IGT products, (iii) the Company has directly or indirectly offered any non-IGT products which directly compete with IGT products to the extent such competitive activity is prohibited by the distributorship agreement, (iv) the Company has failed to comply with IGT policies, (v) the Company has failed to establish and maintain sufficient facilities in any jurisdiction in which it distributes, or (vi) the Company has failed to observe all applicable laws or obtain necessary licenses or approvals from each gaming regulatory authority in each applicable jurisdiction in which it distributes. IGT may only terminate the distributorship agreement after giving Sodak 90 days written notice of the event of termination. IGTs written notice must include a description of the nature of the activity giving rise to the event of default and the action necessary to correct such activity. Sodak has 90 days from receipt of IGTs written notice to correct the activity which IGT claims gives rise to termination of the distributorship agreement.

  IGT may also terminate the distributorship agreement with the Company upon 90 days written notice if ownership in or control over Sodak is held by or passed to any single person or business entity, which ownership or control in the reasonable belief of IGT materially jeopardizes any IGT license or approval or creates a material conflict of interest in such person or business entity with IGT and its products and such ownership or control influence is not forthwith removed. In addition, IGT may terminate the distributorship agreement upon 90 days written notice if Michael G. Wordeman, chief executive officer of the Company, fails to maintain a substantial (5% or more) ownership of Sodak or ceases his substantial involvement in the operation of the Company (including without limitation his resignation or termination from his position as chief executive officer) for any reason other than death or total disability, without the prior written consent of IGT.

  Either party may terminate the agreement upon written notice delivered to the other party if one of the following occurs: (i) the other party has failed to observe all applicable laws or obtain any necessary license or approval from each gaming regulatory authority in each applicable jurisdiction within the territory covered by the agreement and such failure materially affects the performance of such other party, provided that, in the event of the inability of Sodak to obtain a license or approval in a jurisdiction within the territory and such inability does not materially affect IGTs business elsewhere, IGT may terminate the right of Sodak to distribute only in that jurisdiction if such failure is not corrected by Sodak within 60 days after notice from IGT, (ii) the other party becomes insolvent, or files a petition for adjudication as bankrupt or insolvent, or executes an assignment for the benefit of creditors, or has a receiver appointed for it for any reason, or (iii) the other party materially breaches the agreement.

  On September 30, 1993, the Company entered into an exclusive distributor agreement with IGT to provide and market IGTs proprietary wide area progressive systems to Native American casinos.

This agreement continues as long as any of the progressive systems are operating. The Company also provides and markets an IGT proprietary progressive system to casinos in Deadwood, South Dakota.

  The Company also has entered into a joint venture with IGT and Dreamport to develop and operate the CBF project. The three companies will share equally in the investment funding, expenses and profits of this project. The joint venture also may pursue other Brazilian video gaming opportunities in addition to the CBF project (see Gaming Operations, page 20 for discussion).

RELATIONSHIP WITH HARRAHS

  Harrahs, one of the leading casino entertainment companies in the United States, has a 14% equity interest in Sodak. On October 30, 1992, Harrahs, the Company and all shareholders of the Company as of such date, executed a Stockholders Agreement. Under the Stockholders Agreement, Sodak has agreed to use its best efforts to identify Native American gaming management contract opportunities in the United States and Canada and inform Harrahs of such opportunities. If Harrahs is selected by the Native American tribe to manage a Native American gaming project presented by the Company, the Company will be entitled to a fee equal to a portion of any casino management fees earned by Harrahs under the applicable management contract, regardless of whether or not the Company participates in the financing of such project. If Sodak participates in the financing of the project, Sodak would be entitled to a larger portion of the casino management fees. Sodaks participation with Harrahs in any such project, including the type and amount of financing involved, as well as certain other applicable terms, will be negotiated on a project by project basis between Sodak and Harrahs.

RELATIONSHIP WITH DREAMPORT

  Dreamport, Inc. provides gaming technology and a comprehensive array of management, development and strategic planning services to the gaming and entertainment market. It is a wholly owned subsidiary of GTECH Holdings Corporation, a leading provider of lottery and video lottery services worldwide. In January 1997, the Company entered into a joint venture with Dreamport and IGT to proceed with the development and operations of the CBF project. The three companies will share equally in the investment funding, expenses and profits of this project. The joint venture also may pursue other Brazilian video gaming opportunities in addition to the CBF project (see Gaming Operations, page 20 for discussion).

GAMING MARKETS

GENERAL

  The gaming entertainment industry is growing at a rapid pace, both in the United States and abroad. Native American casinos are a major segment of the industry. According to estimates in a study conducted by Christiansen/Cummings Associates and published in the August 1996 issue of International Gaming and Wagering Business, Native American casinos accounted for approximately $4 billion in casino revenue, or approximately one-fifth of total U.S. casino revenue. With the addition of Kansas in 1996, 16 states now permit Indian casinos with electronic gaming machines. The Class III compacts increased to 164 in 1996, indicating that the Indian gaming segment continues to grow. The riverboat casino market increased in 1996, as the number of operations increased in 1996 to approximately 75 in six states. According to the above-referenced survey, casinos account for approximately half of the revenue derived from wagering activities, and gaming machines are a major part of casino operations. Other popular forms of wagering include lotteries, bingo, parimutuels, sports bookmaking and card rooms. The gaming sector continues to grow internationally as well, with many countries in Eastern Europe, Asia, the Pacific Rim, Africa and Central and Latin America emerging as potentially large gaming markets. The Company has positioned itself as a major provider of products and systems to the Native American gaming market in the United States and Canada and intends to seek, on its own or through joint venture arrangements, opportunities to engage or participate in gaming operations domestically and in Latin America.

NATIVE AMERICAN GAMING

     Prior to 1981, casino-style gaming in the United States, such as slot machines, blackjack, poker, roulette and craps, was the realm of the traditional gaming markets of Nevada and Atlantic City, New Jersey. In 1981, however, the Seminole Tribe of Florida established its right to conduct high-stakes bingo games on its reservation. Bingo is currently conducted by a significant number of Native American tribes throughout the United States. As bingo games on tribal property expanded, tribes also began offering other gaming activities, such as draw poker and other card games. Such expanded activities led to litigation regarding the permitted scope of Native American gaming. In 1987, the Supreme Court ruled that if a state regulates rather than prohibits any form of gaming, Native American tribes have the right to conduct gaming on Native American land, free of state restrictions. In response to this Supreme Court decision, the United States Congress enacted the Indian Gaming Regulatory Act of 1988 (IGRA), which established basic regulations and oversight responsibilities for Native American gaming.

     IGRA was adopted to promote tribal economic development and self-sufficiency, while attempting to balance these goals against legitimate state and federal regulatory concerns. Due to their generally remote locations, Native American tribes have had few opportunities for economic development and high unemployment has been a significant problem on Native American reservations. Native American casinos have provided tribal members with jobs and revenue for economic development and infrastructure, such as schools, health care facilities and water treatment and sewage systems.

     Pursuant to IGRA, Class III gaming, which includes slot machines, blackjack, roulette, craps and all other forms of gaming not defined as Class I or Class II, may be conducted pursuant to agreements between Native American tribes and states. These agreements, called tribal-state compacts, must be approved by the Secretary of the Department of Interior (the Secretary). The tribal-state compact for a Native American casino typically describes the types of casino games to be offered by such casino and the terms and conditions under which each casino game will be operated. Native American tribes must negotiate compacts with their host states before Class III gaming is permitted to be conducted.

     Prior to the enactment of IGRA in 1988, Native American casinos were not required to operate under Secretary approved tribal-state compacts. At the end of 1988, no tribal-state compacts had been approved by the Secretary and no Native American casinos were operating under approved tribal-state compacts. The number of approved tribal-state compacts has risen to 164 as of March 21, 1997. As of the same date, there were a significant number of tribal-state compacts under negotiation or renegotiation and in many cases subject to litigation. There are currently more than 300 federally recognized Native American tribes in 31 of the contiguous United States, as well as 143 Native American groups seeking federal recognition as Indian tribes.

     During the past several years, many significant cases involving Native American gaming were decided by both federal and state courts. The courts addressed issues of state and tribal sovereign immunity, the scope of Class III gaming, the authority of governors to enter into binding gaming compacts, and the authority of the Secretary of the Interior to take land into trust for Native Americans. There have been a number of recent court decisions, many of which are under appeal, regarding litigation between certain Native American tribes and the States of Kansas, Maine, Mississippi, New Mexico, Oklahoma, Rhode Island and Texas, which potentially could have an impact on the state's willingness to negotiate compacts with tribes.

     On March 27, 1996, the U.S. Supreme Court held in Seminole Tribe of Florida
v. Florida et al. that states and governors cannot be compelled to negotiate with tribes. The Supreme Court determined that Congress did not have the power to abrogate the state's sovereign immunity to suits by tribes, in essence declaring unconstitutional IGRA's provision that states can be sued for failure to negotiate in good faith. As a result, tribes currently have no legal right to compel a state to negotiate a tribal-state compact. Although IGRA provides that the Secretary of the Interior can prescribe regulations governing tribal gaming on tribal lands in the event tribes and states fail to negotiate a compact, the Secretary has not prescribed such regulations and the National Governors' Association has asserted that the Secretary has no authority to do so.

     The authority of state governors to bind states to tribal gaming compacts has been challenged in several state courts. Some courts have found that governors have such authority while other courts have found such authority lacking. In New Mexico, the State Supreme Court held that the governor lacked the authority to enter into gaming compacts without the authorization or approval of the state legislature. On January 22, 1996, a federal judge approved a stipulation whereby the U.S. Attorney's Office will not seize any equipment, institute criminal actions, or close casinos until final resolution of the issue by the federal court system or the New Mexico legislature. On March 21, 1997, the New Mexico legislature passed legislation authorizing the governor to bind the state to tribal gaming compacts under certain conditions. Similarly, the Rhode Island Supreme Court held that the governor lacked authority to bind the state to the 1994 compact he had entered into with the Narragansett Tribe.

     The scope of gaming is being litigated in numerous states. The California Supreme Court in Western Telcon v. California State Lottery declared the California lottery's keno machines illegal, weakening tribal arguments that tribes should be entitled to compacts that include gaming machines. In Rumsey Indian Rancheria of Winton Indians v. Wilson, the Ninth Circuit Court issued a very narrow scope of gaming decision, finding that "IGRA does not require a state to negotiate over one form of gaming activity simply because it has legalized another, albeit similar form of gaming." Following the Rumsey and Western Telcon decisions, the governor of California entered into compact negotiations with the Pala Band of Mission Indians, basing technical specifications for electronic devices on the Western Telcon Supreme Court decision.

     The authority of the Secretary of the Department of Interior to take land into trust for reservation and gaming purposes was challenged in 1995. On November 7, 1995, the Court of Appeals for the Eighth Circuit (South Dakota) ruled that the section of the Indian Reorganization Act which grants the Secretary of Interior authority to take land into trust for Indians is unconstitutional. On October 15, 1996, the United States Supreme Court reversed both Appeals Court and district court rulings, and directed the Secretary of the Interior to reconsider the trust land acquisition under new rules promulgated by the Secretary while the case was under appeal. Essentially the Supreme Court's action constitutes an affirmation of the constitutionality of the Indian Reorganization Act of 1934 when the Secretary promulgates and follows appropriate rules.

     In the 105/th/ Congress, two bills affecting Indian gaming have been introduced. One would amend IGRA, placing a two year moratorium on all new Class III operations and changing the composition of the National Indian Gaming Commission. The second bill would impose a tax on the revenue of Indian gaming operations.

     There can be no assurance that tribal-state compacts will be modified or negotiated in a manner favorable to the Company in any states in the future. In addition, due to many continuing disputes involving the compacting process, legislation is being proposed and hearings are being conducted at the federal level in an attempt to address these issues.

WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems link gaming machines in various casinos to a central computer. The systems build large "progressive" jackpots which increase with every wager made throughout the system. Eventually a jackpot is won, and a new jackpot is created and grows in size as play on the system continues. The systems are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win jackpots substantially larger than those available from gaming machines which are not linked to a progressive system. In 1986, IGT introduced the first electronically-linked, inter-casino gaming machine systems offered to the gaming industry. In 1994, the Company implemented the first federally approved interstate wide area progressive systems as the exclusive licensing agent for IGT's proprietary wide area progressive systems for Native American casinos nationwide.

CASINO GAMING

     Casino or "Las Vegas style" gaming generally involves the operation of slot and video machines, blackjack, poker, craps, roulette, and other table games and gaming devices, in a single facility. The exact types of games used will vary from one market to the next, but casinos generally are distinguished from other types of gaming operations by the fact that they offer both table games and electronic gaming devices in one location. Casino gaming has been allowed in Nevada since 1931 and in Atlantic City, New Jersey since 1978. Native American casinos have been operating under the terms of the Indian Gaming and Regulatory Act since 1989.

RIVERBOAT GAMING

     Starting in 1991, several states have permitted the establishment of gaming operations on riverboat facilities. Riverboat casinos currently are operating in six states: Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. More than 75 riverboat casinos were in operation at the end of 1996 and several major riverboat operations are scheduled to open in 1997 and 1998.

GAMING HALLS

     Gaming halls are operations that provide only slot machines and/or other gaming machines or devices and do not offer the table games commonly found in casinos. These operations are prevalent in many Latin American gaming markets.

BRAZILIAN VIDEO GAMING SYSTEMS

     The Brazilian federal government allows qualifying sports organizations to offer certain kinds of gaming entertainment, the proceeds from which may be used to fund that organization's functions and programs. Under a Brazilian federal law known as the "Zico" law, sports organizations involved with Olympic or other world-class competition are permitted to be involved with certain gaming operations. The permissible games include bingo, keno and "bingo similar" games, including video machine versions of such games. The Company has entered into an agreement with the CBF to provide and operate a linked video gaming system. Subsequently, the Company entered into a joint venture with IGT and Dreamport to develop and operate the system. The proposed system will feature a variety of "bingo similar" games with a progressive prize structure, provided that such authorizations is obtained from state regulatory authorities. The joint venture also may pursue other Brazilian video gaming opportunities in addition to the CBF project (see "Gaming Operations," page 20 for discussion).

ROUTE OPERATIONS

     Route operations consist of gaming machines placed at multiple locations by a route operator who shares in the gaming revenue with the establishment owner. The route operator typically is responsible for the operation, servicing and money collection from the machines.

BUSINESS LINES

     The Company derives revenue from the following lines of business: 1) product sales, financing and wide area progressive systems and 2) gaming operations, which includes gaming participations, casinos, gaming halls and route operations. For the year ended December 31, 1996, Sodak generated revenue from the following sources:

               ---------------------------------------------------------------------------
                                                                                    PERCENT
                                                                       REVENUE     OF TOTAL
               SODAK REVENUE BY SOURCE - 1996                        ($ MILLION)    REVENUE
               ----------------------------------------------------------------------------

               Product sales
                    Gaming machines                                   $    75.5         49%
                    Accessories and ancillary products                     29.0         19%
               Wide area progressive systems                                8.1          5%
               Financing and other                                          6.0          4%
                                                                 --------------------------
                    SUBTOTAL, PRODUCT SALES, WIDE AREA
                         PROGRESSIVE SYSTEMS AND FINANCING                118.6         77%

               Gaming operations
                    Domestic gaming operations                             20.2         13%
                    International gaming operations                        15.8         10%
                                                                 --------------------------
                    SUBTOTAL, GAMING OPERATIONS                            36.0         23%
                                                                 --------------------------
               TOTAL REVENUE                                          $   154.6        100%
                                                                 ==========================
               ----------------------------------------------------------------------------

PRODUCT SALES

     The products presently distributed by the Company can be classified into two categories: gaming machines and gaming-related and nongaming-related products and supplies.

GAMING MACHINES

     The Company distributes IGT-manufactured electronic gaming machines and video gaming machines, with variations of design, payment features and token, coinage and currency acceptance. New game "personalities" and themes are introduced periodically in order to satisfy customer demand and to compete with product designs introduced by competitors. The variety of gaming machines, styles and types allows a casino manager to create the optimum mix of games to attract the gaming public.

     The gaming machines distributed by Sodak include a wide variety of game types, innovative designs, self-diagnostic capabilities and various accounting and data retention functions. Replacement occurs as a result of technological advances, new designs, improvements and the development of new games. Both slot machines and video gaming machines are manufactured in various sizes and colors and are offered in several designs including upright, slant top and drop-in-bar. IGT gaming machines may be special ordered, with design and configuration customized to a customer's particular requirements. The variety of gaming machines styles and types are designed to allow each subassembly to be individually repaired or replaced. The Company believes the modular nature of the machines minimizes down time in the event of a product failure and enables the Company to replace the failed part without requiring the customer to remove the machine from operation while the part is repaired.

GAMING-RELATED AND NONGAMING-RELATED PRODUCTS AND SUPPLIES

     The Company provides a full range of gaming related products including gaming machine stands, chairs and stools, and custom-designed signs as a complement to its gaming machine sales. Other products include lock assemblies, table games and supplies, coin handling equipment and supplies, carts and banks, and other miscellaneous casino products. Such gaming related products are purchased on a wholesale basis from various manufacturers and distributors. The gaming related products are either shipped directly from such suppliers to Sodak's customers or, particularly in the case of gaming machine stands, are shipped from Sodak's inventory. The Company's customers have not experienced any significant difficulty receiving timely delivery. Because of the generic nature of these products, the Company does not have to rely on a single supplier for any of these goods.

     The Company provides a full range of non-gaming related products and supplies for a modern casino entertainment complex, including furnishings, equipment and supplies for restaurants and lounges and for business and administrative functions. These products and supplies are usually shipped directly from such suppliers to Sodak's customers, but in some instances are shipped from Sodak's inventory. The Company's customers have not experienced any significant difficulty receiving timely delivery. Because of the generic nature of many of these products and supplies, the Company does not have to rely on a single supplier for any of these goods.

PRODUCT SALES, DISTRIBUTION, MARKETING AND SUPPORT

     The Company's sales force consists of nine salespersons, each with responsibility for a separate geographic region. The Company also employs a vice president of sales and a sales administrator to oversee its salespersons. The salespersons and vice president of sales are primarily compensated on a commission basis. Sodak currently operates a sales office in Rapid City, South Dakota. Salespersons are also based in Arizona, Minnesota, Wisconsin and Canada. The warehouse facility for gaming machines and spare parts inventories is located in Rapid City, South Dakota.

     The Company's distribution system responds to customer orders for gaming machines either out of existing inventory or through purchase orders placed with IGT. Although the gaming machines may be shipped directly to the customer from IGT's manufacturing facilities in Reno, Nevada, the Company maintains an inventory of gaming machines generally ranging from 1,500 to 3,000 machines to facilitate its customers' short-term demands. Customer demand can be accommodated in as little as two weeks due to its inventory and its responsive custom assembly capability, compared to a typical delivery time of 12 to 14 weeks from a manufacturer. By maintaining a comprehensive inventory, the Company has not experienced significant backlogs nor does it currently have any backlog. The Company believes that its inventory management strategy and ability to forecast customer demand will enable it to minimize backlogs. The Company believes that its ability to provide prompt delivery of gaming machines is an important part of the Company's business strategy.

     Company representatives are present at the customer's location at the time of delivery of the gaming machines to install the machines, to perform quality assurance testing, and to provide training relating to the machines. All gaming machines are covered by a 90 day parts warranty provided by the Company. The Company also offers to service the gaming machines it distributes for a fee. In addition, the Company provides a toll-free 24-hour service and support "hot line" to assist casino technicians with troubleshooting and identification of problems with equipment and systems. The Company also provides extensive technical training to casino personnel and conducts semi-annual site visits to assure a high quality level of service and support to casinos.

     Sodak also assists its customers with marketing and casino support services. The Company employs 13 people in its marketing and casino support services departments. The Company utilizes a variety of methods to market gaming products, including the publication of a guide to the Native American gaming business, advertisements in industry trade publications and participation in select trade shows. The marketing and casino support services departments have responsibility for generating and tracking demographic data and to assist customers in the development, design and layout of their casinos and for providing general support services to the sales force. Marketing personnel assist customers with the coordination of casino design and themes. In summary, the Company assists customers with market research, custom designs, casino floor layouts, product recommendations and strategies that are geared toward optimizing earnings at their casinos.

     Sodak believes it enjoys a competitive advantage in the Native American gaming market due in large part to the Company's marketing strategy. The Company's marketing and sales efforts begin long before the advent of any contractual relationship. Sodak's sales and marketing strategy includes placing its salespeople in their designated regions before tribal-state compact negotiations begin and providing assistance to the Native American tribes on an as needed basis. The Company believes that it is the best source for current information and statistics on the Native American gaming industry. It shares this knowledge without charge with the Native American tribes who participate, or are considering participating, in the gaming industry.

     The Company has sold gaming machines and related products to compacted Native American casinos in the following 16 states: Arizona, Colorado, Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Carolina, North Dakota, Oregon, South Dakota and Wisconsin. The Company also has sold gaming machines and related products to First Nations casinos in Ontario and Saskatchewan, Canada. In 1996, the Company was also active in states where compacts were under negotiation, pending approval or undergoing legal action, including Arizona, California, Indiana, Massachusetts, Michigan, New Mexico, New York and Washington. In addition, the Company intends to continue to engage outside legal counsel and consultants for monitoring of regulatory issues in an attempt to facilitate the tribal-state compacting process in several states. The Company believes that its sales and marketing strategy fosters an early and trustful relationship with the Native American tribes and that this relationship gives Sodak an advantage over its competitors. The Company intends to continue its regulatory and legal support efforts to facilitate future tribal-state compacting processes.

     The Company has distributed gaming equipment to 89 Native American gaming customers. In 1996, approximately $101 million or 97% of the Company's product sales was derived from Native American gaming and approximately 63% was derived from Native American gaming in Arizona, Connecticut, Michigan and Ontario. The Company expects its future sales may be concentrated in other states as compacts become effective and new casinos become operative in those states.

WIDE AREA PROGRESSIVE SYSTEMS

     The Company offers wide area progressive systems as the exclusive licensing agent for IGT's proprietary wide area progressive systems for Native American casinos nationwide and to casinos in Deadwood, South Dakota. The number of machines on the systems was approximately 1,200 at December 31, 1996 compared to approximately 800 at December 31, 1995. In 1996, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At December 31, 1996, eight systems were in operation: Megabucks (one interstate and one intrastate), Dollars Deluxe, Fabulous 50's, Quartermania (one interstate and two intrastate) and Nickelmania. On March 7, 1997, the Company introduced Wheel of Fortune to Native American casinos where wide area progressive systems are permitted. Additional systems, such as High Rollers and Wheel of Gold also are expected to be introduced in 1997. To support its wide area progressive systems, the Company has a vice president overseeing a staff of two salespersons, a systems supervisor and an administrative assistant who are responsible for obtaining contracts to place systems at new casinos, introducing new systems to casinos offering wide area progressives, and providing marketing information and support to all wide area progressive systems customers. In addition, a Company financial analyst provides customers with studies to optimize the earning power of such systems relative to their entire casino floor.

     Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems in 1997 as it proceeds with its strategy to place additional systems and gaming machines in jurisdictions currently permitting the operation of wide area progressive systems. The Company believes additional jurisdictions may authorize the operation of such systems, thereby enabling additional growth. In particular, the Company is pursuing the introduction of wide area progressive systems in Mississippi and Minnesota. In addition, the Company is pursuing the resumption of machine placements in casinos in New Mexico where pending legal action has postponed their installation until the legal appeals are exhausted or the legislature authorizes existing or new compacts (see "Native American Gaming," page 11 for discussion of New Mexico). However, there can be no assurance that necessary regulatory approvals will be obtained in those prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue.

FINANCING

     As part of its product sales strategy, the Company provides financing, primarily equipment financing, to Native American casinos. The Company has taken a creative financing approach which structures the terms of loans to the cash flow performance of casino operations. The Company has also been willing to provide 100% equipment financing to make casino projects feasible when no startup capital or alternative financing arrangements were available. In addition to equipment financing, the Company, on a case-by-case basis, has provided financing guaranties and interim financing for the planning, development and construction phases of casino projects, thereby expediting these projects. These arrangements are sometimes linked to participations which provide recurring revenue to the Company (see "Participations involving Native American Casinos," page 18 for discussion).

     In spite of the uncertainties of financing arrangements with Native American tribes, the Company believes that providing financing to Native American tribes has been an important part of its marketing strategy. Because the revenue generated from Native American casinos have been large in relation to the cost of the gaming equipment, Sodak believes that the risks associated with 100% financing arrangements that allow Native American tribes to pay for gaming equipment from future cash flow have been acceptable and manageable. Where repayment has been over a period of more than 90 days following the sale of equipment, the Company has taken steps it believes were reasonably available to preserve its right to repossess the equipment in the event of a default in payment by the tribe. Nevertheless, the Company has confronted all the usual risks associated with financing activities. As of December 31, 1996, the Company had not experienced any significant losses associated with these risks.

     The Company offers various deferred payment arrangements to its gaming equipment customers, including installment sales contracts. Cash contracts generally require payment within 90 days of delivery of the equipment. Certain cash contracts require a down payment prior to delivery. Installment contracts require payments on the gaming machines over a period generally ranging from one to three years, which payments include a principal component and interest component. The Company generally charges an interest rate on its customer financing of one to four percentage points over the prime lending rate. In each of the years ended December 31, 1996, 1995, and 1994, the Company financed approximately 22%, 52%, and 45%, respectively, of its product sales.

     In the near term, management believes that repayment terms on its sales contracts will continue to be approximately one to three years and that interest charges on its sales contracts will continue to be approximately one to four percent above the prime lending rate. In certain circumstances, the Company may enter into sales contracts whereby the timing of the repayment of the contract price will be based on the net win of the gaming machines. However, the total amount to be repaid to Sodak under such a contract would be fixed.

     In 1996, the Company recognized financing income in conjunction with loans provided to the Cypress Bayou Casino in Louisiana, the Cities of Gold Casino in New Mexico and the Cliff Castle Casino in Arizona (see "Participations involving Native American Casinos" below).

GAMING OPERATIONS

     The Company's gaming operations are: 1) participations in ventures to finance the development, construction and equipping of Native American casinos;
2) gaming operations in Latin America; and 3) domestic gaming operations.

PARTICIPATIONS INVOLVING NATIVE AMERICAN CASINOS

     The Company continues to pursue opportunities to participate in ventures to finance the development, interim construction and equipping of Native American casinos. Financing arrangements may be in conjunction with management contracts entered into between the casino manager and the tribes owning such casinos or with the tribes directly. The Company could loan money to the tribes or could guarantee third party loans. For its involvement, the Company may receive an inducement payment, guaranty fees or a participation in the payments made by a tribe under its management agreement.

     The development and construction of Native American casinos involves risks similar to those associated with other real estate development projects, including site selection considerations, requirements of governmental agencies such as the Environmental Protection Agency, receipt of construction permits, weather-related delays, labor difficulties and materials shortages. In addition, the Company cannot obtain a mortgage on tribal land or buildings to secure its loans or guaranties. Therefore, if a gaming activity fails to develop or ceases to operate for any reason, the Company's prospects for recovery are minimal.

     The Company is from time to time presented with opportunities to participate in the planning, development and financial arrangements of Native American casinos. In 1996, the Company entered into or continued its involvement in the following Native American casino projects:

     HARRAH'S PHOENIX AK-CHIN. Harrah's manages and operates the casino and entertainment complex owned by the Ak-Chin Community near Phoenix, Arizona. Sodak assisted Harrah's with financial arrangements for the project, serving as a guarantor for one-half of a third party loan of $26.2 million to finance the costs to develop, construct and equip the casino. The loan has been fully repaid. For the guaranty and other assistance the Company provided Harrah's in obtaining the management contract (which expires in 2001), the Company receives 13/1//3% of Harrah's management fees from Harrah's Phoenix Ak-Chin casino, which opened December 27, 1994.

     CYPRESS BAYOU CASINO. In September 1994, Sodak assisted a casino management company, Royal Associates Management, Inc. (Royal), in acquiring $8 million in financing from a financial institution. The loan was used to construct Phase II of the Cypress Bayou Casino owned by the Chitimacha Tribe of Louisiana. The Company is the guarantor of this debt and receives a loan guarantee fee based on a percentage of the outstanding loan balance. As of March 21, 1997, the outstanding loan balance was approximately $2.0 million. Royal has a five year agreement to manage, operate and maintain the bingo and Class III gaming facility on the Chitimacha reservation in Charenton, Louisiana.

     CITIES OF GOLD CASINO. In May 1995, the Company loaned $2 million to the Pojoaque Pueblo for construction and start-up costs relating to the Cities of Gold Casino located near Santa Fe, New Mexico. The loan, which carried an interest rate of 12%, was payable in 12 equal consecutive installments beginning November 1995 and was repaid in full in 1996.

     CLIFF CASTLE CASINO. During 1995, the Company advanced funds totaling approximately $1.6 million to the Yavapai Apache tribe for construction of the Cliff Castle Casino located near Camp Verde, Arizona. The loan includes interest at a fixed rate of 12% and is payable in 24 equal consecutive monthly payments beginning July 1995. As of March 21, 1997, the outstanding loan balance was approximately $0.3 million.

INTERNATIONAL GAMING OPERATIONS

     As part of its strategy to increase its recurring revenue sources, the Company expanded its operation of gaming halls and routes in Peru, established a gaming hall in Brazil, and established a casino in Ecuador.

     PERU. The Company operates gaming halls and route operations in Peru. At December 31, 1996, the Company had approximately 1,300 gaming machines in place in 21 locations. Six of these locations are in Lima, the largest city and capital of Peru; other sites are located in other major cities, including Arequipa, Chiclayo, Piura, Sullana and Tumbas.

     In October 1996, the Peruvian government imposed a 200% increase in the per-machine tax in order to fund the formation of a federal gaming regulatory agency. This new regulatory structure is expected to replace various municipal regulatory authorities. In January 1997, the Peruvian government announced regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government. Included in these changes were minimum machine requirements at gaming halls. By July 31, 1997, gaming halls in Lima must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location. The Company anticipates that it will reallocate its 1,300-machine base to fewer locations to accommodate the regulatory requirement.

     ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 10 table games. The Ecuadoran gaming market has limited opportunities and, accordingly, the Company presently has no expansion plans.

     BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Arpoador is an upscale, "trendy" and tourist-oriented section of Rio de Janeiro. This gaming hall represents the Company's initial entry into the Brazilian market.

     In August 1996, the Company announced that it had entered into an agreement with the CBF to provide and operate a video gaming system in Brazil. Under a Brazilian federal law known as the "Zico" law, sports organizations involved with Olympic or other world-class competition are permitted to be involved with certain gaming operations. The permissible games include bingo, keno and "bingo similar" games, including video machine versions of such games. The Company enlisted the technical expertise of IGT for the initial stage of planning and development for an on-line system.

     The Company subsequently entered into a joint venture agreement in January 1997 with IGT and Dreamport to proceed with the development and operations of this system. The three companies will share equally in the investment funding, expenses and profits of the CBF project. Under the terms of the joint venture, the Company is to provide the administration of the CBF agreement and serve as the primary liaison to the CBF, obtain contracts with retailers, and coordinate delivery and equipment installation schedules. IGT is to provide video gaming machines, game development, training for installation and field service of the equipment, and the warehousing and delivery of equipment. Dreamport is to provide communications methodology, technology and licensing, ongoing field service, and central systems operations, control and support. In addition, the joint venture may pursue other Brazilian video gaming opportunities.

     The Company anticipates that a number of factors could contribute to the successful introduction and operation of the CBF project, including: 1) the high level of public acceptance of gaming; 2) the popularity of soccer; 3) the distinguished reputation of the CBF and its proposed use of its proceeds from the project to advance athletic, educational and social programs; and 4) the collective capabilities of the three companies - Sodak, IGT and Dreamport - affiliated under the joint venture agreement.

     The operation of the system is subject to the CBF obtaining regulatory approval in each state where the proposed system is to be offered. The Company's initial agreement with the CBF provided for the system to be operational by March 30, 1997. In February 1997, the agreement was revised to provide for systems to be operational no later than 180 days after regulatory authorization is obtained by the CBF. Project documentation and requests for regulatory authorization have been submitted for approval in four states or jurisdictions:
Rio de Janeiro, Goias, the Federal District of Brasilia, and Minas Gerais. In addition, as of March 24, 1997, regulatory approval was also being pursued in the states of Sao Paulo and Rio Grande de Sul. However, there can be no assurance that such approvals will be obtained, that systems will become operational in the time frame required by the CBF agreement or that the CBF project or other Brazilian video gaming systems will be profitable.

     CZECH REPUBLIC TV BINGO LOTTERY. In 1994, Sodak entered into an agreement with T.V. Bingo, s.r.o. and its management company, Double Eagle Entertainment Corporation, to become the exclusive supplier of all gaming-related supplies, including lottery tickets and equipment, for a television bingo lottery system in the Czech Republic. In connection with the supply and services agreement, Sodak was to receive a percentage of TV Bingo's revenue from lottery ticket sales beginning in May 1995. The Company had advanced development funding and had provided lottery tickets as part of its supply and service obligations under the agreement. The television bingo lottery project was canceled and ceased production in 1996. The Company has not received or recognized any revenue from lottery ticket sales and in the third quarter of 1996 wrote off $2.7 million of receivables relating to its development.

     DOMESTIC GAMING OPERATIONS

     The Company's U.S. gaming operations strategy is to improve the operating performance of the Miss Marquette and to seek additional opportunities to operate and/or participate in casinos and other gaming entertainment facilities.

     THE MISS MARQUETTE. In 1994, the Company acquired and refurbished the Miss Marquette riverboat for $14.3 million which the Company leased to Gamblers Supply Management Company (GSMC), an unrelated third party, beginning October 1, 1994, under a long-term lease agreement. In addition, the Company loaned $7.5 million to GSMC to fund costs incurred by GSMC to develop and construct dockside facilities and related amenities and financed $5.7 million of gaming equipment. The lease required scheduled lease payments of the greater of an aggregate of $25 million or 50% of defined net income from casino operations determined annually, during the first 43 months of the lease and 50% of the defined net income from casino operations thereafter.

     On July 1, 1996, the Company acquired all of the outstanding shares of common stock of GSMC for $1 million in cash. The acquisition was accounted for using the purchase method of accounting, and accordingly the consolidated statements of earnings include the results of operations of GSMC beginning on July 1, 1996. The fair value of the tangible assets acquired totaled $23.3 million and consisted of gaming machines, gaming equipment, and dockside facilities, which include a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities and related furniture, fixtures and equipment. The liabilities assumed were valued at $8.2 million, excluding $22.6 million owed to the Company, and consisted of trade accounts payable, accrued expenses and notes payable, including $4.2 million of notes payable to the former shareholders. At December 31, 1996 the excess purchase price over the fair value of the net assets acquired was approximately $8.2 million, net of accumulated amortization of approximately $281,000, which is reported as goodwill in the consolidated balance sheets.

     The riverboat has 682 gaming machines and 35 table games, is located on a picturesque stretch of the Mississippi River near Marquette, Iowa. The 228-foot riverboat, with 18,747 square feet on three levels, has a capacity of 1,125 passengers and cruises the Mississippi daily during the summer months, weather permitting.

     Since assuming full responsibility for the Miss Marquette's operation, a number of steps have been implemented to improve the financial performance, including new management, a revitalized marketing program, reconfigured floor layouts and the addition of poker tables and other table games.

     A license to conduct a gaming operation on an excursion vessel in any county in Iowa is issued only if the county electorate approves the gaming operation. Clayton County, where the Miss Marquette is docked, held and approved a referendum in 1994. The proposition is required by law to be resubmitted to the Clayton County electorate at the general election in 2002 and at each subsequent eight-year interval. There can be no assurance that the operation of the Miss Marquette will be reapproved by the voters in 2002.

COMPETITION

     The gaming machine industry is highly competitive. The Company's gaming machine distribution business faces direct competition from distributors and manufacturers that make direct sales of gaming machines and related products including competitors with significant financial and other resources. The Company believes that competition is based primarily on the ability to provide gaming machines with high player appeal, and to a lesser extent on price. Player appeal is a key element because it combines the machine design, hardware, software and play features that ultimately improve the earning power of gaming machines and the customers' satisfaction level.

     The Company believes it distinguishes itself from its competition on the basis of its effective business relationships with customers, its gaming equipment offerings, the quality and extensiveness of its product lines, delivery time, the level of technical support and service provided, and the legal, regulatory and government relations assistance provided. The Company also believes that its good working relationships with tribes and its ability to provide financing for the equipment it distributes distinguishes the Company from its competitors. The Company's primary competitor in gaming machine sales is Bally Gaming, Inc., which was acquired in 1996 by Alliance Gaming Corporation, a Nevada-based gaming machine route operator. The Company's other competitors include, but are not limited to, Aristocrat, Casino Data Systems, Sigma, Video Lottery Technologies, Universal and WMS Industries.

     The Company's primary competition in wide area progressive systems is Casino Data Systems' "Cool Millions," which became operational in Native American casinos in certain states in 1996. Depending on regulatory approval and on public acceptance, this system or others could become available at other Native American casinos. The Company provides marketing and advertising support for its wide area progressive systems and competes on the basis of the progressive systems' brand names, product quality and reliability, large jackpot awards, the frequency of jackpot "hits," and player appeal.

     The Native American gaming industry competes with other forms of gaming including: bingo and pulltab games; riverboat gaming; parimutuel betting on horse racing, dog racing and jai-alai; and state-sponsored lotteries. A consequence of the growth in Native American gaming has been the increased pressure on state legislatures to allow competitive gaming activity by non-Native Americans. Several states, including Colorado, Iowa, Illinois, Indiana, Louisiana, Mississippi, Missouri, Nevada, New Jersey and South Dakota, have approved and many other states are considering approval of non-Native American land-based casinos, riverboat gaming or dockside casinos. Increased pressure is also present for approval of gaming machines for bars, restaurants, racetracks and resorts in a number of states. In addition, non-gaming entertainment competes with the gaming industry for the public's disposable income. To the extent these other forms of entertainment and non-Native American gaming affect the demand for Native American gaming, the opportunities the Company has to sell gaming equipment and participate in Native American casino development projects may be affected.

     The riverboat casino market is highly competitive. As of December 31, 1996, approximately 75 river boat casinos were in operation in the United States. They were located in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. Approximately six riverboats are located on the Mississippi River along the Illinois-Iowa and Iowa-Wisconsin borders. The Miss Marquette is located the farthest north of the Mississippi River-based riverboats. One riverboat, the Diamond Jo, is docked in Dubuque, Iowa, approximately 50 miles south of the Miss Marquette. In addition, the Dubuque vicinity has a greyhound dog racing track which now has gaming machines competing with area casinos.

     The international marketplace for gaming is both highly competitive and uncertain. Gaming halls and casinos are allowed in Peru. Gaming halls have slot and video machines and are generally smaller in scale than casinos. They must be operated in association with hotels, discotheques and other regulated environments. Casinos are permitted in major hotels. In Ecuador, casinos are allowed in luxury hotels and bingo halls are also allowed in other locations. The Company's operations in Peru and Ecuador face competition from local operating companies, manufacturer/ operators (primarily foreign companies) and manufacturers who provide equipment with terms tied to machine performance. The Company believes the quality and player appeal of the equipment it is operating and providing on a route basis and its ability to provide an appealing environment and pleasing customer service distinguishes the Company from its competitors.

     A number of factors make conducting business in international markets challenging, including governmental regulatory authority, the stability of political and monetary systems, the business and investment climate, and cultural considerations (see "International Operations," page 34 for discussion). Sodak believes its product line and its expertise in dealing with government officials and regulatory authorities make the Company competitive in penetrating emerging foreign gaming markets.

ITEM 2.  PROPERTIES

     In October 1995, the company moved into its newly constructed, 75,000 square-foot corporate headquarters, systems operations, and warehouse facility in Rapid City, South Dakota. A 20,000 square-foot addition is expected to be completed in the summer of 1997. The Company also owns a 20,000 square foot warehouse facility in Rapid City, which formerly housed the assembly and distribution functions. The Company expects to sell this warehouse facility. The Company also owns properties in Marquette, Iowa, in connection with the Miss Marquette riverboat casino (see "The Miss Marquette," page 21 for a listing of the properties).

ITEM 3.  LEGAL PROCEEDINGS

     On April 26, 1994, the Company was named as a defendant in a class action lawsuit filed in the United States District Court, Middle District of Florida, by William A. Poulos and William Ahearn, respectively, each of whom sought to assert claims on behalf of themselves and "all other similarly situated" parties (the plaintiffs). Each of the plaintiffs filed suit against Sodak and approximately 41 other defendants (each a "defendant" and collectively "the defendants"). These two lawsuits were ordered consolidated by the Court, and the action has been transferred to the United States District Court, District of Nevada, for further proceedings. Each defendant is involved in the gaming business as either a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

     The lawsuit is currently in discovery limited to various issues of jurisdiction, class certification and venue. The Company believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it and has various motions pending.

     On September 26, 1995, another RICO-based class action was filed in the United State District Court, District of Nevada, by Larry Schreier, which named the Company as a defendant, along with the same 41 other defendants (each a "defendant" and collectively "the defendants"). The plaintiff in this action is a resident of Tulsa, Oklahoma, and purports to bring this action on behalf of himself and "all other similarly situated" parties (the plaintiffs), namely, all members of "casino card clubs" and players in "video poker tournaments," which would appear to be a sub-class of plaintiffs within the two prior class actions identified above and which are presently pending against the Company in the District of Nevada. Except for the identification of the class which the plaintiff seeks to represent, all substantive allegations of this action are virtually identical to the consolidated Poulos/Ahearn actions. The Company believes this lawsuit is also without merit.

     This latest action is presently in its initial pleading phase, with answers or dispositive motions yet to be filed on behalf of the Company. The Company intends to vigorously pursue all legal defenses available to it and to shortly file various dispositive motions on its behalf.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND

         RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market under the symbol SODK. A two-for one stock split of the Company's common stock was effected September 27, 1996. The following table sets forth the high and low sales price of the common stock (adjusted to reflect the aforementioned stock split) on the Nasdaq composite tape:

          -------------------------------------------------------------
                                      1996                  1995
                                ---------------------------------------
                                  High      Low        High       Low
                                ---------------------------------------
          First Quarter         $ 14 1/8    10 1/8      8 3/4     5 1/4
          Second Quarter          17 1/2     9 1/8      9 1/8     5 1/2
          Third Quarter           27 1/2    15 1/4     10 5/8     8
          Fourth Quarter          24 3/4    13         11 7/8     8 7/8
          -------------------------------------------------------------

     As of March 1, 1997 there were approximately 5,000 beneficial owners of Sodak Gaming, Inc.'s common stock. The closing price of the Company's common stock on March 1, 1997 was $ 14 3/8.

     The Company did not pay cash dividends in 1996 or 1995 and does not anticipate paying cash dividends in the near future.

     The Company's registrar of stock and transfer agent is Norwest Bank Minnesota, N.A., Stock Transfer Department, P.O. Box 738, South St. Paul, MN 55075-0738; telephone (612) 450-4064.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected items from the Company's Consolidated Financial Statements for the following years ended December 31:

          (In thousands, except
          per share amounts)                    1996        1995        1994         1993       1992
          ------------------------------------------------------------------------------------------

           Revenue                          $154,619      93,294      84,494       68,894     48,158
           Income from operations             20,932      20,180      14,779       10,352      4,982
           Net earnings /(1)/                 13,233      12,893       9,897        7,055      2,311
           Earnings per share /(1)/             0.58        0.57        0.44         0.37       0.16
           Working capital                    37,728      37,501      29,703       63,642     10,589
           Total assets                      170,281     138,055     118,083       96,234     27,312
           Long-term debt                     27,189      18,044         600          851        931
           Shareholders' equity              107,237      94,261      81,357       71,459     13,155

          (1) On October 16, 1992, the Company's status as an S Corporation was terminated. The Company paid S Corporation dividends of $5,169,831 in 1992 and paid a cash dividend of $259,982 in 1993.
               For the year 1992, net earnings and earnings per share are reflected on a pro forma basis "as if" the Company had been responsible for paying income taxes.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     After its inception in 1989, the Company's sole line of business was the marketing and distribution of gaming equipment to Native American casinos. Since 1993, the Company has been diversifying its revenue base and has focused on the development of gaming opportunities that generate recurring revenue sources.

     The Company's strategy is to expand gaming operations into new markets and to increase recurring revenue. As part of this strategy, the Company has entered emerging gaming markets in Latin America, where it develops, equips and operates gaming halls and routes and a casino. In August 1996, the Company announced it had entered into an agreement with the Confederacao Brasileira de Futebol (CBF, or the Brazilian Soccer Federation) to own and operate linked progressive video gaming systems in Brazil (see Note 12, page 53 for discussion). The Company subsequently entered into a joint venture agreement with IGT and Dreamport (a wholly-owned subsidiary of GTECH Holdings) to proceed with the development and operations of this system. The three companies will share equally in the investment funding, expenses and profits of the CBF project.

INTRODUCTION

     Sodak Gaming, Inc. was in its eighth year of operation and its fourth year as a publicly traded company in 1996. The Company's core business is distributing gaming equipment and ancillary products and providing wide area progressive systems to Native American casinos in North America. The number of revenue sources increased in 1996 with the acquisition of Gamblers Supply Management Company (GSMC) (see Note 2, page 45 for discussion); the addition of a gaming hall in Rio de Janeiro, Brazil, and a casino in Quito, Ecuador; and the expansion of gaming halls and route operations in Peru.

     Revenue and income increased to record levels in 1996 due to the record level of product sales as the result of record machine shipments; the expansion of the wide area progressive systems; the July 1, 1996 acquisition of GSMC, which operates the Miss Marquette riverboat casino and entertainment facility located on the Mississippi River near Marquette, Iowa (see Note 2, page 45 for discussion); and the expansion of gaming operations in Latin America. In addition, other ongoing business activities included a participation in Harrah's management fee from Harrah's Phoenix Ak-Chin casino in Arizona and income from financing product sales and casino ventures.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1996
COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Net earnings for 1996 increased 3% to $13.2 million, or $0.58 per share, compared to net earnings of $12.9 million, or $0.57 per share, in 1995. Product sales and wide area progressive systems were the primary contributors to the increase in net earnings. The Company continued its strategy of augmenting product sales revenue with recurring revenue streams offered by gaming operations and wide area progressive systems. Total revenue increased 66% to $154.6 million in 1996, compared to $93.3 million in 1995. Total costs and expenses increased 83% to $133.7 million in 1996, compared to $73.1 million in 1995.

PRODUCT SALES

     Revenue from product sales increased 43% to $104.5 million in 1996 compared to $73.2 million in 1995. The increase was due to a 52% increase in machine sales revenue to $75.5 million in 1996 compared to $49.5 million in 1995 and a 23% increase in ancillary gaming and non-gaming product sales revenue to $29.0 million in 1996 compared to $23.6 million in 1995. In 1996, the Company continued its strategy of being a full-service provider to its customers by expanding its product line to include additional gaming related and non-gaming related products and supplies.

     Gaming machine shipments (including commission sales) increased 48% to approximately 12,600 machines (including 220 used machines) in 1996 compared to approximately 8,500 machines (including 430 used machines) in 1995. In 1996, 59% of the new machine shipments were to casinos in Connecticut, Michigan and Ontario; another 31% of the shipments were to Arizona, Kansas, Mississippi, North Dakota and Wisconsin. The Company does not anticipate that product sales in 1997 will attain last year's record level. Growth in gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

     The cost of product sales increased 46% to $81.2 million in 1996, from $55.7 million in 1995. This increase was attributable to the increased sales volume of machines and other products. As a percentage of product sales revenue, the cost of products increased to 77.7% in 1996, from 76.1% in 1995. The decrease in the gross margin was primarily due to a decrease in the percentage of financed product sales, which generally have higher margins.

GAMING OPERATIONS

     Gaming operations revenue increased 242% to $36.0 million in 1996, from $10.5 million in 1995. This increase was primarily attributable to the July 1, 1996 acquisition of GSMC and the growth of gaming operations in Latin America. Direct costs of gaming operations increased $27.6 million to $29.8 million in 1996, compared to $2.2 million in 1995. The Company believes that gaming operations revenue and margins may increase as Latin American operations mature. However, there can be no assurance that such revenue and margin improvement will be realized due primarily to gaming's dependence on its regulatory status and public acceptance.

DOMESTIC GAMING OPERATIONS

     THE MISS MARQUETTE. GSMC, the management company of the Miss Marquette, was acquired on July 1, 1996, and was accounted for using the purchase method of accounting (see Note 2, page 45 for discussion). Accordingly, the operations of the Miss Marquette since July 1, 1996, are included in the consolidated statements of earnings. The riverboat casino and entertainment facility has 682 machines and 35 table games and is located on the Mississippi River at Marquette, Iowa. Revenue from the Miss Marquette amounted to $15.3 million and direct operating costs were $14.7 million for the period July 1, 1996, through December 31, 1996. Attendance and revenue were adversely affected by unusually severe winter storms during November and December of 1996. Prior to its acquisition, the Company leased the riverboat vessel to GSMC. Therefore, gaming operations revenue includes lease revenue relating to the Miss Marquette of $3.3 million in 1996 for the period January 1, 1996, through June 30, 1996, compared to $6.7 million for the entire year of 1995.

     PARTICIPATION WITH HARRAH'S. The Company recognized revenue of $1.6 million in 1996 compared to $1.5 million in 1995 as its share of Harrah's Entertainment, Inc.'s (Harrah's) management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company).

INTERNATIONAL GAMING OPERATIONS

     As part of its strategy to increase its recurring revenue sources, the Company expanded its operation of gaming halls and routes in Peru, established a gaming hall in Brazil, and established a casino in Ecuador.

     PERU. The Company operates gaming halls and route operations in Peru. Revenue increased 433% to $12.4 million in 1996 compared to $2.3 million in 1995 and direct operating costs increased $9.2 million to $11.4 million in 1996 compared to $2.2 million in 1995. These increases are due to the increase in machine placements, which increased to 1,300 in 21 locations at December 31, 1996, compared to 440 in 8 locations at December 31, 1995. In October 1996, the Peruvian government imposed a 200% increase in the per-machine tax in order to fund the formation of a federal gaming regulatory agency. This new regulatory structure is expected to replace various municipal regulatory authorities.

     In January 1997, the Peruvian government announced regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government. Included in these changes were minimum machine requirements at gaming halls. By July 31, 1997, gaming halls in Lima must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location. The Company anticipates that it will reallocate its 1,300-machine base to fewer locations to accommodate the regulatory requirement.

     BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Revenue and direct costs both were $2.5 million in 1996, reflecting the start-up status of the gaming hall. The Company anticipates an improvement in operating margin as the operation matures. However, there can be no assurance that such improvement will be realized due primarily to gaming's dependence on its regulatory status and public acceptance.

     In August 1996, the Company announced that it had entered into an agreement with the CBF to provide and operate a video gaming system in Brazil. The Company subsequently entered into a joint venture agreement in January 1997 with IGT and Dreamport to proceed with the development and operations of this system. The three companies will share equally in the investment funding, expenses and profits of the CBF project (see Note 12, page 53 for discussion).

     The operation of the system is subject to the CBF obtaining regulatory approval in each state where the proposed system is to be offered. The Company's initial agreement with the CBF provided for the system to be operational by March 30, 1997. In February 1997, the agreement was revised to provide for systems to be operational no later than 180 days after regulatory authorization is obtained by the CBF. Project documentation and requests for regulatory authorization have been submitted for approval in four states or jurisdictions: Rio de Janeiro, Goias, the Federal District of Brasilia, and Minas Gerais. In addition, as of March 10, 1997, regulatory approval was also being pursued in the states of Sao Paulo and Rio Grande de Sul. However, there can be no assurance that such approvals will be obtained or that systems can become operational in the indicated time frame.

     ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 10 table games. Revenue in 1996 was $0.9 million and direct costs associated with the operation were $1.1 million. Operating results reflect the start-up status of the casino, and the Company anticipates an improvement in operating margins as the operation matures. However, there can be no assurance that such improvement will be realized due primarily to gaming's dependence on its regulatory status and public acceptance.

WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased 99% to $8.1 million in 1996 compared to $4.1 million in 1995. This increase is a result of the increase in the number of machines on the systems to approximately 1,200 at December 31, 1996 compared to approximately 800 at December 31, 1995. In 1996, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At December 31, 1996, eight systems were in operation: Megabucks (one interstate and one intrastate), Dollars Deluxe, Fabulous 50's, Quartermania (one interstate and two intrastate) and Nickelmania. On March 7, 1997, the Company introduced Wheel of Fortune to Native American casinos where wide area progressive systems are permitted. Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems in 1997 as it proceeds with its strategy to place additional systems and machines in jurisdictions currently permitting the operation of wide area progressive systems. The Company believes additional jurisdictions may authorize the operation of such systems, thereby enabling additional growth. However, there can be no assurance that necessary regulatory approvals will be obtained in those prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue.

FINANCING

     Financing income on notes receivable and other financing arrangements increased 10% to $5.9 million in 1996, compared to $5.4 million in 1995. This increase was primarily due to an increase in financing arrangements entered into during 1995, which financing continued to generate income in 1996. In 1996, financed sales as a percentage of all product sales decreased compared to 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 41% to $20.4 million in 1996, from $14.5 million in 1995. Included in this $5.9 million increase was the third-quarter write off of $2.7 million of receivables relating to the development of a television video bingo lottery system in the Czech

Republic. This increase also included increases in compensation (including increased sales commissions related to the increased product sales), related employee costs and benefits, depreciation, and expenses associated with the development of new markets, including gaming operations in the United States and Latin America. As a percentage of total revenue, selling, general and administrative expenses decreased to 13% in 1996 compared to 16% in 1995. These expenses are consistent with the Company's growth philosophy, ongoing strategy to establish gaming operations and other recurring revenue sources and pursuit of potential new gaming jurisdictions.

INTEREST AND FINANCING COSTS

     Interest and financing costs increased to $2.3 million in 1996, from $0.7 million in 1995. The increase in interest and financing costs was primarily attributable to increased borrowings for the expansion of gaming operations in Latin America and for the assumption of debt in connection with the acquisition of GSMC (see Note 2, page 45 for discussion). The Company believes that interest and financing costs will continue to increase in future years as the Company pursues its growth strategy.

INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 4% increase in income from operations to $20.9 million in 1996, from $20.2 million in 1995. As a percentage of revenue, income from operations decreased to 13.5% in 1996, from 21.6% in 1995. The decrease in the operating margin was primarily the result of the following: i) gaming operations margins were affected by newly established operations in Brazil and Ecuador; ii) the gross margin on product sales decreased to 22.3% in 1996, compared to 23.9% in 1995; iii) the higher selling, general and administrative expenses experienced due primarily to the $2.7 million charge for the write off of receivables relating to the development of a television video bingo lottery system in the Czech Republic; and iv) unusually severe weather conditions in the Midwestern region of the United States in November and December 1996, which adversely affected the revenue of the Miss Marquette and wide area progressive systems.

OTHER

     Earnings before income taxes increased 3% to $20.9 million in 1996, compared to $20.3 million in 1995. Provision for income taxes was $7.7 million in 1996, compared to $7.4 million in 1995, representing 36.8% and 36.4% of earnings before income taxes in 1996 and 1995, respectively.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1995
COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Net earnings for 1995 increased 30% to $12.9 million, or $0.57 per share, compared to net earnings of $9.9 million, or $0.44 per share, in 1994. Gaming operations, wide area progressive systems and financing revenue were the primary contributors to the increase in net earnings. The Company continued its strategy of augmenting product sales revenue with recurring revenue streams offered by gaming operations and wide area progressive systems. These recurring revenue sources made significant contributions to net earnings and were more evident in 1995 with a full year of revenue relating to the Miss Marquette riverboat lease (see Note 2, page 45 for discussion), a full year of participation in Harrah's management fees with Harrah's Phoenix Ak-Chin casino, as well as the Company's continued expansion in the Latin American market.

     Total revenue increased 10% to $93.3 million in 1995, compared to $84.5 million in 1994. Total costs and expenses increased at a slower rate than total revenue in 1995, thereby improving operating margins compared to 1994. Total costs and expenses increased 5% to $73.1 million in 1995, compared to $69.7 million in 1994.

PRODUCT SALES

     Revenue from product sales decreased 5% to $73.2 million in 1995, compared to $76.9 million in 1994. This decrease was due to a 21% decrease in machine sales revenue to $49.5 million in 1995, compared to $62.9 million in 1994, which was somewhat offset by a 68% increase in ancillary gaming and non-gaming product sales revenue to $23.6 million in 1995, compared to $14 million in 1994. In 1995, the Company continued its strategy of being a full-service provider to its customers by expanding its product line to include additional gaming related and non-gaming related products and supplies.

     Gaming machine shipments (including commission sales) decreased 27% to approximately 8,500 machines (including 430 used machines) in 1995 compared to approximately 11,700 machines in 1994. The majority of the decline in gaming machine sales was due to a reduction of sales in the states of Arizona and Louisiana, where in 1994 those markets accounted for a larger volume of machine sales due to the opening of new casinos. During 1995, the Company partially offset this decrease in volume through increased sales in Connecticut and Oregon, and entry into the new markets of New Mexico and North Carolina.

     The cost of product sales decreased 6% to $55.7 million in 1995, from $59.3 million in 1994. This decrease was attributable to the decreased sales volume of machines. As a percentage of product sales revenue, the cost of products decreased to 76.1% in 1995, from 77.1% in 1994. The higher margin was due primarily to an increase in the percentage of sales financed, which generally do not qualify for discounts. While product sales revenue declined 5%, gross margin on product sales decreased only 1% to $17.5 million in 1995, from $17.7 million in 1994.

GAMING OPERATIONS

     Gaming operations revenue increased 132% to $10.5 million in 1995, from $4.5 million in 1994.

DOMESTIC GAMING OPERATIONS

     THE MISS MARQUETTE. Revenue from the Miss Marquette increased $5.1 million to $6.7 million in lease revenue in 1995 compared to $1.6 million in 1994 (see
Note 2, page 45 for discussion). The increase in revenue was due to an entire year of lease income in 1995, where 1994 revenue consisted of lease income for only three months.

     PARTICIPATION WITH HARRAH'S. The Company recognized revenue of $1.5 million in 1995 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona, which opened December 27, 1994.

INTERNATIONAL GAMING OPERATIONS

     PERU. In May 1995, the Company began operations of gaming halls and routes in Peru. At December 31, 1995, a total of 440 machines in 8 locations were operating. Revenue of $2.3 million was earned and $2.2 million in direct costs were incurred.

WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased ten-fold to $4.1 million in 1995 compared to $0.3 million in 1994. Wide area progressive systems operations began in August 1994. At December 31, 1995, approximately 800 machines were connected to the systems, compared to approximately 120 at December 31, 1994. At December 31, 1995, the Company was operating wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Louisiana, Michigan, New Mexico, North Dakota, South Dakota and Wisconsin and the systems available were Megabucks, Quartermania and Nickelmania.

FINANCING

     Financing income on notes receivable and other financing arrangements increased 99% to $5.4 million in 1995, compared to $2.7 million in 1994. This increase was primarily due to an increase in financing arrangements entered into and an increase in effective interest rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 40% to $14.5 million in 1995, from $10.3 million in 1994. This increase resulted primarily from increases in compensation, professional fees, depreciation, provision for doubtful accounts, insurance, travel and other expenses associated with the development of new markets, including gaming operations in the United States, and other countries, primarily in Latin America.

INTEREST AND FINANCING COSTS

     Interest and financing costs increased to $0.7 million in 1995, from $0.1 million in 1994, as a result of the increase in interest and financing costs attributed to borrowings for development of markets in the United States and Latin America, the financing of sales and construction of new facilities.

INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 37% increase in income from operations to $20.2 million in 1995, from $14.8 million in 1994. As a percentage of revenue, income from operations increased to 21.6% in 1995, from 17.5% in 1994.

OTHER

     Other income, which consisted primarily of interest income, decreased to $0.1 million in 1995, from $0.7 million in 1994.

     Earnings before income taxes increased 31% to $20.3 million in 1995, compared to $15.5 million in 1994. Provision for income taxes was $7.4 million in 1995, compared to $5.6 million in 1994, representing 36.4% and 36.2% of earnings before income taxes in 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Working capital increased slightly to $37.7 million at December 31, 1996, compared to $37.5 million at December 31, 1995. The increase in current assets of $9.9 million was mostly offset by an increase in current liabilities of $9.7 million.

CASH FLOWS

     During 1996, the Company's cash and cash equivalents increased $3.1 million to $4.1 million. Cash provided by operating activities was $14.0 million in 1996 compared to $13.5 million used in 1995. The cash flows from operations for 1996 were primarily affected by net income and changes in receivables, inventories, accounts payable and accrued income taxes and liabilities.

     Cash used in investing activities amounted to $15.4 million in both 1996 and 1995. Cash used in investing activities consisted primarily of $9.7 million and $8.2 million used to purchase property and equipment in 1996 and 1995, respectively; $5.5 million and $4.8 million advanced on notes receivable for customer financing in 1996 and 1995, respectively; $3.5 million and $0.9 million increase in other assets in 1996 and 1995, respectively; and $2.6 million and $4.8 million increase in amounts due from riverboat lessee, prior to the acquisition of GSMC (see Note 2, page 45 for discussion) in 1996 and 1995, respectively. The majority of the property and equipment purchases was the result of the expansion of Latin American gaming operations. The increase in other assets during 1996 was primarily due to capitalizing start-up costs associated with the CBF Project (see Note 12, page 53 for discussion). Cash used in investing activities was partially offset by $4.9 million and $3.0 million in payments received on notes receivable from casino development financing in 1996 and 1995, respectively.

     Financing activities provided $5.2 million cash in 1996 compared to $17.4 million provided in 1995, primarily from the net proceeds of long-term borrowings under a revolving credit facility in both years. The increase in debt is primarily due to investments associated with development and expansion of gaming in Latin America.

INTERNATIONAL OPERATIONS

     Approximately 10% of total revenue in 1996 was derived outside of the United States, compared to 2% in 1995. International operations are subject to certain risks, including but not limited to unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its international operations. As the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company has not yet engaged, but may in the future engage, in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

IMPACT OF INFLATION

     Inflation has not had a significant effect on the Company's operations during the three years ended December 31, 1996.

CAUTIONARY NOTICE

     This report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events which could materially affect Company performance in the future. Terms indicating future expectation, optimism about future potential, anticipated growth in revenue, earnings of the Company's business lines and like expressions typically identify such statements. Actual results and events may differ significantly from those discussed in forward-looking statements.

     All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures, changes in regulatory structure, failure to gain the approval of regulatory authorities, changes in customer acceptance of gaming, general risks associated with the conduct of international business (such as foreign currency exchange rate fluctuation, changes of governmental control or laws, changes in relations between the United States and other countries, or changes in economic conditions) could cause results to differ materially from any that may be expected.

     Forward-looking statements are made in the context of information available as of the date stated. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Statements of Earnings for the years ended
        December 31, 1996, 1995 and 1994                                  37

     Consolidated Balance Sheets at December 31, 1996 and 1995            38

     Consolidated Statements of Shareholders' Equity for the years ended  40
        December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994                                  41

     Notes to Consolidated Financial Statements for the years ended
        December 31, 1996, 1995 and 1994                                  42

     Independent Auditors' Report                                         55

                      SODAK GAMING, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                 Years ended December 31, 1996, 1995 and 1994

                                                                                        1996         1995         1994
---------------------------------------------------------------------------------------------------------------------
Revenue:
  Product sales                                                                 $ 104,511,557   73,172,664   76,924,388
  Gaming operations                                                                36,000,601   10,524,435    4,545,000
  Wide area progressive systems                                                     8,148,990    4,097,323      291,987
  Financing income on notes receivable and other
   financing arrangements                                                           5,925,221    5,378,422    2,707,543
  Other                                                                                32,328      120,910       25,281
-----------------------------------------------------------------------------------------------------------------------
       Total revenue                                                              154,618,697   93,293,754   84,494,199
-----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of product sales                                                            81,171,390   55,665,392   59,273,498
  Gaming operations                                                                29,786,157    2,192,250            0
  Selling, general and administrative                                              20,444,756   14,531,355   10,347,718
  Interest and financing costs                                                      2,284,139      724,814       93,665
-----------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                                   133,686,442   73,113,811   69,714,881
-----------------------------------------------------------------------------------------------------------------------

Income from operations                                                             20,932,255   20,179,943   14,779,318
-----------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                                                      45,404      112,116      734,732
  Other                                                                               (51,347)     (16,508)           0
-----------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                                                    (5,943)      95,608      734,732
-----------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                       20,926,312   20,275,551   15,514,050

Provision for income taxes (note 8)                                                 7,693,684    7,382,210    5,616,928
-----------------------------------------------------------------------------------------------------------------------

Net earnings                                                                    $  13,232,628   12,893,341    9,897,122
-----------------------------------------------------------------------------------------------------------------------

Earnings per common and common equivalent share                                 $        0.58         0.57         0.44
-----------------------------------------------------------------------------------------------------------------------

Weighted average number of common and common
  equivalent shares outstanding                                                    22,965,940   22,772,318   22,720,800
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      SODAK GAMING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

                     Assets                    1996               1995
----------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                    $  4,077,107      974,221
  Receivables:
    Trade accounts, net of allowance for
      doubtful accounts of $910,000 in 1996 and
        $820,000 in 1995                         20,258,980   15,971,347
    Short-term notes receivable (note 3)            391,018    1,846,213
    Notes receivable, current                    23,197,351   25,610,033
      maturities (note 4)
    Net investment in direct financing-type
      lease, current maturities (note 2)                  0      626,693
    Accrued interest                                570,024      322,012

  Inventories:
    Gaming machines                              16,410,597   12,798,282
    Parts and other gaming accessories            4,225,674    2,530,500
  Prepaid expenses                                1,674,172    1,080,934
  Refundable income taxes                           875,000            0
  Deferred income taxes (note 8)                    553,000      528,000
----------------------------------------------------------------------------
              Total current assets               72,232,923   62,288,235
----------------------------------------------------------------------------

Property and equipment:
    Land and improvements                         1,357,616      628,143
    Buildings and improvements                   17,758,478    5,640,453
    Leasehold improvements                        1,083,466            0
    Riverboat                                    13,687,115            0
    Gaming operations equipment                  23,314,614    4,674,004
    Office furniture and equipment                2,496,142    1,791,327
    Transportation equipment                      2,150,488    1,837,565
    Shop equipment                                  503,652      346,789
----------------------------------------------------------------------------
                                                 62,351,571   14,918,281
    Less accumulated depreciation and
       amortization                              (4,410,249)  (1,245,004)
----------------------------------------------------------------------------
              Total property and equipment, net  57,941,322   13,673,277
----------------------------------------------------------------------------

Other assets:
    Notes receivable, net of current
       maturities (note 4)                       26,657,133   26,164,915
    Net investment in direct financing-type
        lease, net of current maturities
         (note 2)                                         0   13,355,447
    Amounts due from riverboat lessee (note 2)            0   19,950,823
    Real estate held for sale                       596,658    1,140,435
    Goodwill, net (note 2)                        8,155,401            0
    Other assets, net                             4,697,196    1,481,885
----------------------------------------------------------------------------
              Total other assets                 40,106,388   62,093,505
----------------------------------------------------------------------------
                                               $170,280,633  138,055,017
============================================================================

The accompanying notes are an integral part of the consolidated statements.

            Liabilities and Shareholders' Equity                                  1996                 1995
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable--trade:
   International Game Technology                                           $  24,179,321          18,851,615
   Other                                                                       4,149,104           3,383,055
 Current maturities of
   long-term debt (note 7)                                                     1,751,000              56,891
 Income taxes payable                                                            161,615             993,718
 Accrued liabilities                                                           4,263,912           1,502,170
-----------------------------------------------------------------------------------------------------------------
              Total current liabilities                                       34,504,952          24,787,449
-----------------------------------------------------------------------------------------------------------------

Long-term debt, net of current maturities (note 7)                            27,188,869          18,043,977

Deferred income taxes (note 8)                                                 1,350,000             963,000

Shareholders' equity:
   Preferred stock at $0.001 par value, 25,000,000 shares
       authorized, none issued and outstanding                                         0                   0
   Common stock at $0.001 par value; 75,000,000 shares
       authorized, 22,757,688 and 22,722,276 shares
       issued and outstanding at December 31, 1996 and 1995,
       respectively                                                               22,758              22,722
   Additional paid-in capital                                                 64,072,273          63,702,619
   Retained earnings                                                          43,767,878          30,535,250
   Cumulative translation adjustment                                            (626,097)                  0
-----------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                     107,236,812          94,260,591
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 7, 11 and 12)
-----------------------------------------------------------------------------------------------------------------
                                                                           $ 170,280,633         138,055,017
=================================================================================================================

                      SODAK GAMING, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                 Years ended December 31, 1996, 1995 and 1994

                                          Common stock          Additional               Cumulative        Total
                                    ------------------------
                                                        Par       paid-in     Retained   translation    shareholders'
                                         Shares        value      capital     earnings    adjustment       equity
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993              22,716,932      $22,718  63,691,936    7,744,787              0    71,459,441

     Net earnings                                0            0           0    9,897,122              0     9,897,122
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994              22,716,932       22,718  63,691,936   17,641,909              0    81,356,563

     Net earnings                                0            0           0   12,893,341              0    12,893,341
     Restricted stock awards                 5,344            4      10,683            0              0        10,687
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995              22,722,276       22,722  63,702,619   30,535,250              0    94,260,591

     Net earnings                                0            0           0   13,232,628              0    13,232,628
     Restricted stock awards, net             (216)           0      10,688            0              0        10,688
     Stock options exercised                35,628           36     249,788            0              0       249,824
     Tax benefits of stock options
          exercised (note 8)                     0            0     109,178            0              0       109,178
     Foreign currency
          translation adjustment                 0            0           0            0       (626,097)     (626,097)
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996              22,757,688      $22,758  64,072,273   43,767,878       (626,097)  107,236,812
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      SODAK GAMING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1996, 1995 and 1994

                                                                           1996           1995          1994
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                                          $ 13,232,628    12,893,341     9,897,122
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                          3,778,657       713,682       356,303
   Provision for doubtful accounts                                        2,787,550       300,000       175,102
   Deferred income taxes                                                    362,000       584,000        14,000
   Restricted stock awards                                                   10,688        10,687             0
   Loss on sale of property and equipment                                    51,347             0             0
   Gross profit on sales financed through notes receivable               (5,665,754)   (9,685,245)   (7,479,152)
   Changes in operating assets and liabilities, net of acquisition:
    Receivables                                                          (6,811,207)    2,020,840   (17,257,144)
    Purchase of inventories sold under financed sales                   (16,818,168)  (27,682,849)  (21,653,039)
    Payments received on notes
     receivable relating to financed sales                               26,220,774    20,065,536    25,351,725
    Inventories                                                          (7,924,906)   (1,151,424)   (9,014,022)
    Prepaid expenses                                                       (310,522)     (520,295)      (68,784)
    Accounts payable                                                      5,725,318   (10,740,888)   10,932,478
    Accrued liabilities                                                     943,417       772,985       200,962
    Income taxes payable, net of refundable income taxes                 (1,597,925)   (1,077,535)    1,036,247
----------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
        operating activities                                             13,983,897   (13,497,165)   (7,508,202)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Cash advanced on notes receivable                                       (5,514,902)   (4,762,032)  (11,532,379)
 Payments received on notes receivable                                    4,923,709     3,002,166     7,808,722
 Investment in direct financing-type lease                                        0             0   (14,293,965)
 Principal payments received on
  direct financing-type lease                                               338,057       171,825       140,000
 Purchases of property and equipment                                     (9,748,295)   (8,214,695)   (2,518,238)
 Proceeds from sale of property and equipment                               501,801             0             0
 Increase in amounts due from riverboat lessee, prior to
  acquisition (note 2)                                                   (2,630,945)   (4,751,760)  (15,199,063)
 Purchase of subsidiary, net of cash acquired (note 2)                      237,571             0             0
 Increase in other assets                                                (3,485,578)     (888,756)     (609,537)
----------------------------------------------------------------------------------------------------------------
       Net cash used in investing  activities                           (15,378,582)  (15,443,252)  (36,204,460)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from long-term borrowings                                      52,750,000    27,500,000             0
 Principal repayments of long-term debt                                 (47,799,594)  (10,052,190)     (278,626)
 Net proceeds from exercise of stock options                                249,824             0             0
----------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
       financing activities                                               5,200,230    17,447,810      (278,626)
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents               (702,659)            0             0
----------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                3,102,886   (11,492,607)  (43,991,288)

Cash and cash equivalents, beginning of year                                974,221    12,466,828    56,458,116
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                 $  4,077,107       974,221    12,466,828
================================================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest (net of amount capitalized)    $  1,719,226       669,065        59,604
 Cash paid during the year for income taxes                               9,038,787     7,875,745     4,566,681

Supplemental disclosure of non-cash investing activities:
 Gaming machine inventory transferred to gaming
  operations equipment                                                    2,948,027     2,478,225             0

The accompanying notes are an integral part of the consolidated financial statements.

                      SODAK GAMING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Sodak Gaming, Inc. (the Company) is a leading distributor of gaming equipment and a broad range of gaming-related products and services and a provider of wide area progressive systems, primarily to Native American casinos. In addition, the Company operates: 1) gaming halls and route operations in Peru beginning in May 1995; 2) a casino entertainment facility in Quito, Ecuador beginning in March 1996; 3) a gaming hall in Rio de Janeiro, Brazil beginning in June 1996; and 4) a riverboat casino entertainment facility in Marquette, Iowa beginning in July 1996.

     A significant amount of product sales is derived from the sale and distribution of gaming equipment manufactured by International Game Technology (IGT) under an exclusive distributorship agreement, which is effective through May 1998 and continues thereafter until canceled by either party. The agreement allows the Company the exclusive right to distribute IGT manufactured or assembled gaming machines to casinos located on Native American lands in the United States (except Nevada, New Jersey and Hawaii), to Native Americans, aboriginal peoples and native peoples in Canadian provinces, and to non-Native American purchasers in South Dakota, North Dakota and Wyoming. The Company also has an agreement to sell and distribute IGT gaming equipment in Mexico. The agreements restrict the Company from selling competing products and is subject to review and renewal upon significant change in control of the Company, or the employment status of the chief executive officer.

     The Company has an exclusive agreement with IGT to provide and market wide area progressive systems to Native American casinos. This agreement continues as long as a progressive system is operating. The Company also provides and markets a wide area progressive system to casinos in Deadwood, South Dakota.

     The Company has distributorship arrangements with several other manufacturers and suppliers of gaming-related equipment and products.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     REVENUE RECOGNITION

     Revenue from product sales is recognized upon delivery to customers.
          Commission revenue from product sales is recognized when earned.

     Revenue from casinos, gaming halls and route operations consists primarily of net gaming wins.

     Revenue from wide area progressive systems consists of the Company's portion of fees for providing and marketing wide area progressive systems and is recognized when earned.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

     NOTES RECEIVABLE

     Notes receivable are recorded at cost, less the related allowance for doubtful accounts. The Company measures its estimates of impaired loans in accordance with Statement of Financial Accounting Standard
          (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses, if any, are included in the allowance for doubtful accounts through a charge to bad debts expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. All notes receivable have been evaluated for collectibility under SFAS No.'s 114 and 118.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Gaming machine costs are determined on a specific identification basis. Costs of other inventories are determined using the first in, first out method.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided principally on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over the following estimated useful lives:

                                                 Years
               ---------------------------------------
               Land improvements                    15
               Buildings and improvements        15-39
               Leasehold improvements                5
               Riverboat                            25
               Gaming operations equipment        5-10
               Office furniture and equipment     7-10
               Transportation equipment           5-20
               Shop equipment                      5-7

     GOODWILL

     Goodwill represents the excess of the purchase price of Gamblers Supply
          Management Company (GSMC) over the fair value of the net assets acquired and is being amortized using the straight-line method over 15 years. The Company evaluates goodwill for impairment periodically by comparing the estimated future cash flows, excluding interest costs, with the carrying value of goodwill.

     PRE-OPENING AND START-UP COSTS

     Pre-opening and start-up costs incurred in connection with the development of new casinos, gaming halls and the project with the Confederacao Brasileira de Futebol (CBF or Brazilian Soccer Federation) (Note 12) are capitalized until the casinos, gaming halls and CBF project become operational. These costs are amortized on a straight-line basis over the term of the leases or contracts, but not more than five years. Recoverability of these costs is assessed on an ongoing basis and writedowns to net recoverable values are recorded as necessary. Pre-opening and start-up costs, net of amortization, are included in other assets in the consolidated balance sheets.

     INCOME TAXES

     The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     STOCK BASED COMPENSATION

     The Company has adopted the disclosure requirements under SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     EARNINGS PER SHARE

     Earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the impact of outstanding dilutive stock options.

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign subsidiaries have been translated into U.S. dollars for consolidated reporting purposes in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average monthly exchange rates. The gains and losses resulting from translation adjustments are reflected as a component of shareholders' equity. The gains and losses from foreign currency transactions are included in net earnings and are insignificant for all years presented.

     LONG LIVED ASSETS

     In March 1995, SFAS No. 121, Accounting for the Impairment of Long-Lived
          Assets and for Long-Lived Assets to be Disposed Of, was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and the effect of the adoption was not material.

(2)  ACQUISITION

     In 1994, the Company acquired and refurbished the Miss Marquette riverboat for $14.3 million which the Company leased to GSMC, an unrelated third party, beginning October 1, 1994, under a long-term lease agreement. In addition, the Company loaned $7.5 million to GSMC to fund costs incurred by GSMC to develop and construct dockside facilities and related amenities and financed $5.7 million of gaming equipment. The lease required scheduled lease payments of the greater of an aggregate of $25 million or 50% of defined net income from casino operations determined annually, during the first 43 months of the lease and 50% of the defined net income from casino operations thereafter.

     On July 1, 1996, the Company acquired all of the outstanding shares of common stock of GSMC for $1 million in cash. The acquisition was accounted for using the purchase method of accounting, and accordingly the consolidated statements of earnings include the results of operations of GSMC beginning on July 1, 1996. The fair value of the tangible assets acquired totaled $23.3 million and consisted of gaming machines, gaming equipment, and dockside facilities, which include a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities and related furniture, fixtures and equipment. The liabilities assumed were valued at $8.2 million, excluding $22.6 million owed to the Company, and consisted of trade accounts payable, accrued expenses and notes payable, including $4.2 million of notes payable to the former shareholders. At December 31, 1996 the excess purchase price over the fair value of the net assets acquired was approximately $8.2 million, net of accumulated amortization of approximately $281,000, which is reported as goodwill in the consolidated balance sheets.

     Prior to July 1, 1996, the lease arrangement with GSMC was accounted for as a direct financing-type lease, and the net investment was as follows at December 31, 1995:

                                                                             1995
          ----------------------------------------------------------  --------------
          Total remaining minimum lease payments                       $  16,250,000
          Estimated unguaranteed residual value of the riverboat          12,245,163
          Less unearned income                                           (14,513,023)
          ----------------------------------------------------------  --------------
               Net investment in the direct
                   financing-type lease                                   13,982,140
          Less current maturities                                           (626,693)
          ----------------------------------------------------------  --------------
               Net investment in direct financing-type
                   lease, net of current maturities                    $  13,355,447
          ----------------------------------------------------------  --------------

     The following unaudited pro forma information has been prepared as if the acquisition of GSMC had occurred at the beginning of 1996 and 1995. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations had the acquisition been made as of those dates.

                                                                   1996         1995
          ------------------------------------------------------------------------------
          Total revenue                                       $ 166,261,589  121,803,061
          Net earnings                                           12,005,633   11,046,701
          Earnings per common and common equivalent share              0.52         0.49

(3)  SHORT-TERM NOTES RECEIVABLE

     Installment notes receivable with original maturities, or anticipated maturities, of less than one year are summarized as follows at December 31:

                                                      1996      1995
          -------------------------------------------------------------
          Various short-term installment notes     $ 391,018    333,985
          Notes receivable, repaid in 1996                 0  1,512,228
          -------------------------------------------------------------

                                                   $ 391,018  1,846,213
          -------------------------------------------------------------

(4)  NOTES RECEIVABLE

     Notes receivable with original maturities greater than one year result from the financing of sales of gaming equipment to customers on an installment basis and from loans to casino management companies and operators. These notes earn interest at fixed rates ranging from 8% to 12%, or variable rates, generally adjusted monthly, ranging from prime to prime plus 4%. Maturities are generally from 24 to 36 months. The following is a summary of notes receivable at December 31:

                                                                 1996          1995
          ----------------------------------------------------------------------------
          Notes receivable on installment sales            $  40,848,738    44,366,508
          Notes receivable on loans to gaming ventures         9,005,746     7,408,440
          ----------------------------------------------------------------------------
                                                              49,854,484    51,774,948
          Less current maturities                            (23,197,351)  (25,610,033)
          ----------------------------------------------------------------------------

                                                           $  26,657,133    26,164,915
          ----------------------------------------------------------------------------

          All notes receivable have been evaluated for collectibility under SFAS No.'s 114 and 118.

     As of December 31, 1996, there are notes receivable from a customer totaling approximately $5.8 million whose original terms have been modified providing for an extended period of repayment. The interest rate has not been modified and, based on the Company's analysis and credit review, the entire balance of these notes receivable, including interest during the periods of delay in payment, will be collected.

(5)  CONCENTRATIONS OF CREDIT RISK

     A significant portion of the Company's trade accounts receivable, short-term notes receivable, notes receivable, and accrued interest receivable, are due from customers located on Native American lands. The receivables are generally secured by the gaming equipment sold. Concentrations of credit risk as a percentage of total receivables, are as follows as of December 31 (1995 excludes amounts due from riverboat lessee note 2):

                                         1996   1995
       ---------------------------------------------
       Native American gaming-related      86%    94%
       Other                               14%     6%
       ---------------------------------------------

                                          100%   100%
       ---------------------------------------------

     In the case of amounts advanced to Native American communities, because of the uncertain application of federal and state laws to Native American tribes, the Company's ability to collect amounts receivable is dependent upon the future cash flows from the Native American communities' casino operations, rather than the general credit of the tribes.

(6)  DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

       CASH EQUIVALENTS

       The carrying amount approximates fair value because of the short term maturity of those instruments.

       TRADE ACCOUNTS RECEIVABLE, SHORT-TERM NOTES RECEIVABLE, NOTES RECEIVABLE,
          ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND NOTES PAYABLE

       The carrying amounts of trade accounts receivable, short-term notes receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

       Management estimates that the notes receivable and notes payable approximate fair value as they generally include variable interest rates.

(7)  LONG-TERM DEBT

     Long-term debt consists of the following as of December 31:

                                                                   1996                  1995
-------------------------------------------------------------------------------------------------
       Note payable to bank under a $50 million long-term
         revolving credit facility with terms as explained
         below                                                 $  23,250,000          17,500,000

       Note payable to bank in monthly installments of $8,312,
         including interest at 7.45% through November 1998
         with a balloon payment of approximately $425,000
         due December 1998; secured by certain transportation
         equipment                                                   546,324             600,868

       Notes payable to the former shareholders of GSMC in
         monthly installments of $137,880, including interest
         at 8% through July 1999; unsecured                        3,849,982                   0

       Contract payable in monthly installments of $12,668,
         including interest at 9% through January 2005;
         secured by real estate                                      870,926                   0

       Various other secured notes payable                           422,637                   0
-------------------------------------------------------------------------------------------------
                                                                  28,939,869          18,100,868
       Less current maturities                                    (1,751,000)            (56,891)
-------------------------------------------------------------------------------------------------

                                                                 $27,188,869          18,043,977
-------------------------------------------------------------------------------------------------


     REVOLVING CREDIT FACILITY

     The Company holds a $50 million long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The amount available under Tranche B is reduced by $1,875,000 quarterly beginning in June 1997. The unused portion of the revolving credit facility is subject to a commitment fee, based on a calculation as defined in the agreement.

     Interest is payable based on variable rates which, at the Company's option, are based on prime rate, federal funds rate plus 1% or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the Miss Marquette riverboat.

     Among other restrictions, the revolving credit facility calls for maintenance of certain financial ratios and covenants, which include a tangible net worth floor, a liquidity ratio, a cash flow coverage ratio, a leverage ratio, a debt to EBITDA ratio and foreign subsidiary investment ratios, with which the Company is in compliance.

     Principal maturities of long-term debt are as follows:

               Year                                         Amount
       -------------------------------------------------------------------------
               1997                                     $   1,751,000
               1998                                         5,298,000
               1999                                        11,796,000
               2000                                         7,689,000
               2001                                         1,988,000
               Thereafter                                     417,869

(8)  INCOME TAXES

     A reconciliation of the statutory federal income tax rate of 35% to the Company's actual rate based on earnings before income taxes for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                                                 1996              1995              1994
       ----------------------------------------------------------------------------------------------------------------------
       Statutory federal rate                                                    35.0%             35.0%             35.0%
       State income taxes, net of federal income tax benefit                      1.3               1.6               2.7
       Tax-exempt income                                                          0.0              (0.1)             (1.5)
       Other                                                                      0.5              (0.1)              0.0
       ----------------------------------------------------------------------------------------------------------------------

                                                                                 36.8%             36.4%             36.2%
       ----------------------------------------------------------------------------------------------------------------------

     The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                                   1996          1995           1994
        --------------------------------------------------------------------------------------------

                   CURRENT:
                    Federal                            $      6,617,268     6,271,730      4,957,000
                    State                                       400,765       447,762        645,928
                    Foreign                                     313,651        78,718              0
        --------------------------------------------------------------------------------------------
                       Total current                          7,331,684     6,798,210      5,602,928
        --------------------------------------------------------------------------------------------

                   DEFERRED:
                    Federal                                     337,000       544,000         13,000
                    State                                        25,000        40,000          1,000
        --------------------------------------------------------------------------------------------
                       Total deferred                           362,000       584,000         14,000
        --------------------------------------------------------------------------------------------

                                                       $      7,693,684     7,382,210      5,616,928
        --------------------------------------------------------------------------------------------

     The exercise of stock options which have been granted under the Company's stock option plans may result in compensation which is included in the taxable income of the applicable employees and deductible by the Company for income tax purposes. Income tax benefits realized for the year ended December 31, 1996 of approximately $109,000 have been reflected as an increase in additional paid-in capital in accordance with APB Opinion No. 25.

     Deferred tax assets and liabilities consist of the following:

                                                    1996      1995
       -------------------------------------------------------------
       DEFERRED TAX ASSETS:
          Inventory allowance                   $   148,000  139,000
          Allowance for doubtful accounts           299,000  299,000
          Other                                     106,000   90,000
       -------------------------------------------------------------

                                                $   553,000  528,000
       -------------------------------------------------------------

       DEFERRED TAX LIABILITIES:
          Property and equipment                $ 1,350,000  963,000
       -------------------------------------------------------------

(9)  STOCK SPLIT

     On August 30, 1996 the Company's board of directors approved a two-for-one stock split in the form of a stock dividend, effected by a distribution on September 27, 1996 of one additional share for each share owned by shareholders of record on September 13, 1996. The $0.001 par value per share of the Company's common stock was unchanged by the stock split. The par value of the additional shares issued as a result of the stock split was capitalized into common stock in the consolidated balance sheets by means of a transfer from additional paid-in capital. All references in these consolidated financial statements to number of common shares and earnings per share have been restated to give retroactive effect to the stock split.


(10) LINES OF BUSINESS AND GEOGRAPHICAL DATA

     The Company operates predominantly in the lines of business of product sales and systems and gaming operations in 1996 and 1995. Prior to 1995, the Company's business was primarily in the product sales and systems line of business. The product sales and systems line of business consists of product sales, wide area progressive systems and customer financing. The gaming operations line of business includes gaming halls and route operations and casino entertainment facilities as discussed in Note 1.

     Summarized financial information by line of business for 1996 and 1995 is as follows:


                                Product Sales     Gaming
                                 and Systems    Operations    Corporate   Consolidated
       -------------------------------------------------------------------------------
       1996:
       Revenue                    $118,618,096   36,000,601           0    154,618,697
       Income from operations       24,363,219    5,356,203  (8,787,167)    20,932,255
       Identifiable assets          93,261,578   65,006,461  12,012,594    170,280,633
       Capital expenditures            252,500    8,227,592   1,268,203      9,748,295
       Depreciation and
          amortization                 236,400    2,671,148     871,109      3,778,657

       1995:
       Revenue                      82,769,319   10,524,435           0     93,293,754
       Income from operations       19,305,216    8,266,566  (7,391,839)    20,179,943
       Identifiable assets          86,368,986   40,327,450  11,358,581    138,055,017
       Capital expenditures          2,308,000    2,284,363   3,622,332      8,214,695
       Depreciation and
          amortization                 151,700      183,278     378,704        713,682

     The Company's international operations consist of gaming operations in Latin America beginning in 1995. Summarized financial information by geographic area for 1996 and 1995 follows:

                                           North America  Latin America   Consolidated
       -------------------------------------------------------------------------------
       1996:
       Revenue                          $    138,825,947     15,792,750    154,618,697
       Income (loss) from operations          21,026,854        (94,599)    20,932,255
       Identifiable assets                   149,212,150     21,068,483    170,280,633

       1995:
       Revenue                                90,995,975      2,297,779     93,293,754
       Income from operations                 20,137,693         42,250     20,179,943
       Identifiable assets                   131,805,555      6,249,462    138,055,017

     The Company had one customer who accounted for 15.5% of total revenue in 1996. The Company had no significant customers in 1995 or 1994.

(11) EMPLOYEE BENEFIT PLANS

     LONG-TERM INCENTIVE AND STOCK OPTION PLANS

     In 1993, the Company adopted a Long-Term Incentive and Stock Option Plan under which the Company may grant up to 1,200,000 shares for incentive stock options to employees and nonqualified stock options and performance awards to employees and non-employees. Options have been granted at fair market value on the date of grant, become exercisable in four annual installments and expire five to ten years from date of grant.

           Also in 1993, the Company adopted a Directors' Stock Option Plan, which was amended in 1995, under which options to purchase up to 300,000 shares may be granted to non-employee directors. The Directors' Stock Option Plan provides for an annual grant of 10,000 options to each non-employee director. The options granted under the Directors' Stock Option Plan are exercisable after six months and expire five years from date of grant.

     Information with respect to shares under the plans is as follows:

                                                                                Weighted
                                                                                 Average
                                              Shares of Common Stock          Exercise Price
                                             -----------------------
                                             Available for                      of Shares
                                             Option/Award    Under Plan        Under Plan
---------------------------------------------------------------------------------------------
Outstanding at December  31, 1993          1,492,000           8,000              $10.75
      Granted                                (93,296)         93,296                8.56
      Canceled                                     0               0
      Exercised                                    0               0
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1994           1,398,704         101,296                8.73
      Granted                               (221,600)        221,600                6.30
      Canceled                                     0               0
      Exercised                                    0               0
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1995           1,177,104         322,896                7.06
     Granted                                (358,000)        358,000               13.20
     Canceled                                  8,640          (8,640)              11.45
     Exercised                                     0         (35,628)               7.00
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1996             827,744         636,628              $10.46
---------------------------------------------------------------------------------------------

     The following table summarizes information concerning currently outstanding and exercisable options:

                       Options Outstanding                      Option Exercisable
              ---------------------------------------   ----------------------------------
                             Weighted
                              Average     Weighted                    Weighted
Range of                     Remaining     Average                     Average
Exercise         Number     Contractual   Exercise        Number       Exercise
 Prices       Outstanding      Life        Price        Exercisable     Price
------------------------------------------------------------------------------------------
$ 5 to $10    279,628          4.7         $ 7.00       100,780        $ 7.47
$10 to $15    357,000          6.5          13.17        39,000         12.59
------------------------------------------------------------------------------------------
              636,628                                   139,780
------------------------------------------------------------------------------------------

     The company applies APB Opinion No. 25, Accounting for Stock Issued to
           Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock based compensation plans other than for restricted stock. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS 123, Accounting for Stock Based Compensation, the Company's net earnings and earnings per share would have been reduced by approximately $0.7 million, or $0.03 per share in 1996 and $0.2 million, or $0.01 per share in 1995. The fair value of the options granted during 1996 and 1995 is estimated as $6.03 to $8.26 and $2.95 to $3.83, respectively, on the date of grants using the Black-Scholes option-pricing model with the following assumptions: dividend yield -
           - none, volatility of 54.09%, risk-free interest rate of 5.6%, assumed forfeitures rate of 5% and expected life of 4.5 to 8 years.

     Proforma net earnings reflects only options granted in 1996 and 1995.
           Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net earnings amounts presented because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     The Company has granted 5,344 shares of restricted stock to officers and key employees pursuant to the Long-Term Incentive Stock Option Plan. The shares typically vest over a four-year period, and as of December 31, 1996, 2,444 restricted shares were outstanding.

     RETIREMENT PLAN

     In January 1994, the Company adopted a 401(k) defined contribution benefit plan for its employees. The board of directors approved a discretionary matching contribution of up to 6% of employee compensation. The amount of expense recognized as a result of these matching contributions was approximately $268,000, $195,000 and $151,000 in 1996, 1995 and 1994, respectively. Employees vest in Company contributions over a seven year period of employment.

(12) COMMITMENTS AND CONTINGENCIES

     During 1996 the Company entered into an agreement with the CBF to own and operate, on behalf of the CBF, linked progressive video gaming systems in Brazil. In January 1997 the Company, IGT and Dreamport (a wholly-owned subsidiary of GTECH Holdings) formed a joint venture for purposes of development and operation of the CBF project under which equity, loans and profits will be shared equally. Under the terms of the joint venture agreement, the Company has committed to provide initial equity and loans of up to $4 million. As of December 31, 1996 the Company has incurred start-up costs associated with the CBF project of approximately $3.2 million which are included in other assets in the consolidated balance sheets.

     As part of an agreement with a corporate shareholder (14% ownership), the Company guaranteed financing relating to a portion of the construction cost of a Native American casino facility, managed by the shareholder, that opened in December 1994. As consideration for the loan guaranty, the Company receives, from the shareholder, 4% of the distributable net income of the gaming operation over the term of the management contract. As of December 31, 1996, financing under this guaranty had been paid in full, and during the years ended December 31, 1996 and 1995, the Company recognized income of approximately $1,624,000 and $1,515,000, respectively, related to this agreement.

     During 1994, the Company assisted a casino management company in acquiring
           $8 million in financing from a financial institution. The Company also guaranteed the $8 million debt and in return receives a loan guarantee fee based on a percentage of the outstanding loan balance. As of February 14, 1997, the outstanding loan balance was approximately $3.6 million, and during the years ended December 31, 1996, 1995 and 1994, the Company recognized income of approximately $185,000, $251,000 and $39,000, respectively, related to this agreement.

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company operates on a calendar year basis. The following table sets forth selected historical operating results for each quarter of 1996, 1995 and 1994. Amounts are in thousands, except for per share data.

                                 FIRST   SECOND    THIRD   FOURTH
                                QUARTER  QUARTER  QUARTER  QUARTER
------------------------------------------------------------------
1996:
   Total revenue              $  21,549   34,799   63,110   35,161
   Income from operations         4,274    6,401    8,261    1,996
   Net earnings                   2,698    4,081    5,220    1,234
   Earnings per share              0.12     0.18     0.23     0.05

1995:
   Total revenue                 13,192   24,488   24,488   31,125
   Income from operations         2,093    4,839    5,854    7,395
   Net earnings                   1,383    3,056    3,717    4,737
   Earnings per share              0.06     0.13     0.16     0.21

1994:
   Total revenue                  6,463   23,261   25,274   29,496
   Income from operations           422    3,669    3,433    7,255
   Net earnings                     413    2,502    2,375    4,607
   Earnings per share              0.02     0.11     0.10     0.20

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Sodak Gaming, Inc.:

     We have audited the accompanying consolidated balance sheets of Sodak Gaming, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sodak Gaming, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                    \s\ KPMG Peat Marwick LLP


Minneapolis, Minnesota
February 14, 1997

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES
          None.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1996 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.


                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND
         REPORTS ON FORM 8-K

  (A) 1. CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements are incorporated herein by reference:

            Consolidated Statements of Earnings for the years ended
                    December 31, 1996, 1995 and 1994

            Consolidated Balance Sheets at December 31, 1996 and 1995

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements

            Independent Auditors' Report

  (A) 2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

            Independent Auditors' Report on Consolidated Financial Statement
                    Schedule

            Schedule II - Valuation and Qualifying Accounts

  All other supplemental financial schedules are omitted as the required information is not applicable, i.e. amounts are insufficient to require submission or the information is included in the consolidated financial statements or notes thereto.

(A) 3. EXHIBITS

   Exhibit
   Number
   -------
     2.1 Stock Purchase Agreement, dated as of July 1, 1996, by and among John Parker, John Nix and Gamblers Supply Management Company (Incorporated by reference to Exhibit 2 to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

     3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-62188).

     3.2 Restated Bylaws of the company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-21754).

     4.1 Articles IV, V and IX of the Amended and Restated Articles of Incorporation (see Exhibit 3.1).

     4.2 Specimen certificate for shares of Common Stock of the company (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 33-62188).

    10.1 Exclusive Distributor Agreement between the Company and International Game Technology (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 33-62188) (Portions of this exhibit are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

    10.2 Stockholders Agreement between Harrah's Club, the Company, Michael G. Wordeman, Roland W. Gentner, David B. Harcourt and Thomas Celani (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 33-62188).

* 10.3 1993 Long-Term Incentive and Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 33-62188).

* 10.4 1993 Directors' Stock Option Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-92524).

* 10.5 Employment Agreement for Michael G. Wordeman (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 33-62188).

* 10.6 Employment Agreement for Roland W. Gentner (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-62188).

    10.7 Purchase Agreement dated February 25, 1994, as amended on March 8, 1994, by and between the Company and Grand Romance, Inc. for the purchase of the vessel Grand Romance (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-21754)

    10.8 Exclusive Distributorship Agreement between the Company and International Game Technology dated September 26, 1994 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, File No. 0-21754)(Portions of this exhibit are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended)

    10.9 Contribution and Indemnity Agreement among the Company, The Promus Companies Incorporated, Embassy Suites, Inc., Harrah's Arizona Corporation, and Harrah's Club dated August 19, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-21754).

   10.10 Riverboat Bareboat Charter between the Company and Gamblers Supply Management Company dated June 28, 1994 (Incorporated by reference to
          Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-21754).

   10.11 Loan Agreement between the Company and Gamblers Supply Management Company dated March 23, 1994 (Incorporated by reference to Exhibit
          10.11 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-21754).

  Exhibit
  Number
  (cont'd)
  --------
  10.12 Loan Modification Agreement between the Company and Gamblers Supply Management Company dated December 16, 1994 (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-21754).

   11.1   Calculation of Earnings Per Share of Common Stock.

   13.1   1996 Annual Report to Shareholders.

   22.1   Subsidiaries of the registrant.

   23.1   Consent of KPMG Peat Marwick LLP.

   24.1   Powers of Attorney.

   99.1 Management Agreement, dated as of June 10, 1994, by and between Gamblers Supply Management Company and Marquette Gaming Corporation (Incorporated by reference to Exhibit 99(a) to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

   99.2 Dock Site Agreement, dated as of June 10, 1994, by and between the City of Marquette, Iowa and Gamblers Supply Management Company (Incorporated by reference to Exhibit 99(b) to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

   99.3 Non-Negotiable Promissory Note dated July 1, 1996, between Gamblers Supply Management Company and John E. Nix guaranteed by Sodak, Gaming, Inc. (Incorporated by reference to Exhibit 99(c) to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

   99.4 Non-Negotiable Promissory Noted dated July 1, 1996 between Gamblers Supply Management Company and John T. Parker guaranteed by Sodak Gaming, Inc. (Incorporated by reference to Exhibit 99(d) to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

   99.5 Audited Financial Statements of Gamblers Supply Management Company for the years ended December 31, 1995 and January 1, 1995 (Incorporated by reference to Exhibit 99(e) to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of the Form 10-K.



(B) REPORTS ON FORM 8-K

    No report on Form 8-K was filed during the three month period ended December 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Dated:  March 24, 1997.                SODAK GAMING, INC.


          By
                                 /s/ Michael G. Wordeman
                                 ------------------------------------
                                 Michael G. Wordeman,
                                 Chairman of the Board of Directors,
                                 Chief Executive Officer and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                        Title
-------------------------------------------------------------
Michael G. Wordeman*      Chairman of the Board, Chief      )
                          Executive Officer (principal      )
                          executive officer) and Director   )
                                                            )
                                                            )
David R. Johnson*         Chief Financial Officer           )
                          (principal financial officer)     )
                                                            )
Clayton R. Trulson*       Vice President, Finance           )
                          (principal accounting officer)    )
                                                            ) By  /s/ Michael G. Wordeman
                                                                  -----------------------------
Roland W. Gentner*        President, Chief Operating        )     Michael G. Wordeman
                          Officer and Director              )     Pro se and Attorney-in-Fact
                                                            )
Thomas Celani*            Director                          )     March 24, 1997
                                                            )
Colin V. Reed*            Director                          )
                                                            )
Manuel Lujan, Jr.*        Director                          )
                                                            )
Ronnie Lopez*             Director                          )


*By Power of Attorney filed with this report as Exhibit 24.1 hereto.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Shareholders
Sodak Gaming, Inc.:

Under the date of February 14, 1997, we reported on the consolidated balance sheets of Sodak Gaming, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the index at Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 14, 1997

                                  Schedule II

                              Sodak Gaming, Inc.

                       VALUATION AND QUALIFYING ACCOUNTS


 ------------------------------------------------------------------------------------------------------------
                   Column A                      Column B        Column C          Column D       Column E
-------------------------------------------------------------------------------------------------------------

                                                BALANCE AT     ADDITIONS--
                                                BEGINNING       CHARGED TO                       BALANCE AT
                 DESCRIPTION                    OF PERIOD   COSTS AND EXPENSES    DEDUCTIONS    END OF PERIOD
                 -----------                    ----------  ------------------  --------------  -------------


YEAR ENDED DECEMBER 31, 1994:
     Allowances deducted from asset accounts:
          Allowance for doubtful accounts         $375,000    175,102              15,102/(1)/        535,000


YEAR ENDED DECEMBER 31, 1995:
    Allowances deducted from asset accounts:
          Allowance for doubtful accounts          535,000    300,000              15,000/(1)/        820,000


YEAR ENDED DECEMBER 31, 1996:
    Allowances deducted from asset accounts:
          Allowance for doubtful accounts          820,000  2,787,550           2,697,550/(1)/        910,000


/(1)/ Accounts deemed uncollectible

--------------------------------------------------------------------------------

                                 EXHIBIT INDEX
                               SODAK GAMING, INC.

                           Annual Report on Form 10-K
                                      for
                          Year Ended December 31, 1996

 Exhibit
 Number
---------
11.1       Calculation of Earnings Per Share of Common Stock
22.1       Subsidiaries of the registrant.
23.1       Consent of KPMG Peat Marwick LLP
24.1       Powers of Attorney
27         Financial Data Schedule