Form 10-Q
period 1997-03-31
SODAK GAMING INC
filed 1997-05-12
CIK 903856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

     Yes        X              No
          -------------            --------------

At March 31, 1997, there were outstanding 22,757,688 shares of the Company's common stock.

                                 Page 1 of 18
                             Exhibit Index Page 17

                               Sodak Gaming, Inc.


                                     INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Statements of Earnings for the three months ended
            March 31, 1997 and 1996                                            3

          Consolidated Balance Sheets as of March 31, 1997 and
            December 31, 1996                                                  4

          Consolidated Statements of Cash Flows for the three months ended
            March 31, 1997 and 1996                                            6

          Note to Consolidated Financial Statements                            7

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

PART II.  OTHER INFORMATION

  Item 1. Legal proceedings                                                   14

  Item 2. Changes in Securities                                               15

  Item 3. Defaults Upon Senior Securities                                     15

  Item 4. Submission of Matters to a Vote of Security Holders                 15

  Item 5. Other Information                                                   15

  Item 6. Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

EXHIBIT INDEX                                                                 17


                        PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements
-----------------------------------------


                              Sodak Gaming, Inc.
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                    Three months ended March 31,
                                                       1997             1996
                                                    -----------      -----------
Revenue:
  Product sales                                     $11,437,254      $14,482,607
  Gaming operations                                  13,457,506        3,842,663
  Wide area progressive systems                       2,433,698        1,754,858
  Financing income on notes receivable and
    other financing arrangements                      1,771,784        1,462,127
  Other                                                   3,674            6,782
                                                    -----------      -----------
    Total revenue                                    29,103,916       21,549,037
                                                    -----------      -----------

Costs and expenses:
  Cost of product sales                               9,427,391       10,899,598
  Gaming operations                                  12,924,429        1,518,883
  Selling, general and administrative                 4,477,498        4,408,266
  Interest and financing costs                          788,794          448,374
                                                    -----------      -----------
    Total costs and expenses                         27,618,112       17,275,121
                                                    -----------      -----------

Income from operations                                1,485,804        4,273,916
                                                    -----------      -----------

Other income:
  Gain on sale of receivables                           536,527                0
  Other                                                   8,639            6,787
                                                    -----------      -----------
    Total other income                                  545,166            6,787
                                                    -----------      -----------

Earnings before income taxes                          2,030,970        4,280,703

Provision for income taxes                              751,459        1,582,976
                                                    -----------      -----------

Net earnings                                        $ 1,279,511      $ 2,697,727
                                                    ===========      ===========

Earnings per common and common equivalent share     $      0.06      $      0.12
                                                    ===========      ===========
Weighted average number of common and common
  equivalent shares outstanding                      22,952,174       22,861,774
                                                    ===========      ===========

The accompanying note is an integral part of the consolidated financial statements.

                              Sodak Gaming, Inc.
                          Consolidated Balance Sheets



                                    Assets


                                                                         March 31,          December 31,
                                                                           1997                1996 *
                                                                       ------------         ------------
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                            $  4,217,260         $  4,077,107
  Receivables:
    Trade accounts, net of allowance for doubtful accounts               10,731,065           20,258,980
    Short-term notes receivable                                          12,451,522              391,018
    Notes receivable, current maturities                                 19,297,382           23,197,351
    Accrued interest                                                        449,962              570,024
  Inventories:
    Gaming machines                                                      13,139,304           16,410,597
    Parts and other gaming accessories                                    3,698,426            4,225,674
  Prepaid expenses                                                        1,580,015            1,674,172
  Refundable income taxes                                                   200,000              875,000
  Deferred income taxes                                                     625,000              553,000
                                                                       ------------         ------------
      Total current assets                                               66,389,936           72,232,923
                                                                       ------------         ------------

Property and equipment:
  Land and improvements                                                   1,357,616            1,357,616
  Buildings and improvements                                             18,332,133           17,758,478
  Leasehold improvements                                                  1,250,629            1,083,466
  Riverboat                                                              13,687,115           13,687,115
  Gaming operations equipment                                            23,734,621           23,314,614
  Office furniture and equipment                                          2,599,462            2,496,142
  Transportation equipment                                                2,177,242            2,150,488
  Shop equipment                                                            514,156              503,652
                                                                       ------------         ------------
                                                                         63,652,974           62,351,571
  Less accumulated depreciation and amortization                         (5,714,243)          (4,410,249)
                                                                       ------------         ------------
      Total property and equipment, net                                  57,938,731           57,941,322
                                                                       ------------         ------------

Other assets:
  Notes receivable, net of current maturities                            26,307,405           26,657,133
  Real estate held for sale                                                 596,658              596,658
  Goodwill, net                                                           8,017,556            8,155,401
  Other assets, net                                                       5,698,743            4,697,196
                                                                       ------------         ------------
      Total other assets                                                 40,620,362           40,106,388
                                                                       ------------         ------------

                                                                       $164,949,029         $170,280,633
                                                                       ============         ============


* From audited financial statements.



The accompanying note is an integral part of the consolidated financial statements.

                              Sodak Gaming, Inc.
                          Consolidated Balance Sheets

                     Liabilities and Shareholders' Equity

                                                             March 31,        December 31,
                                                               1997              1996*
                                                           -------------    --------------
                                                             (Unaudited)
Current liabilities:
  Accounts payable                                         $  9,873,082     $ 28,328,425
  Current maturities of long-term debt                        1,766,000        1,751,000
  Income taxes payable                                           52,525          161,615
  Accrued liabilities                                         4,221,157        4,263,912
                                                           ------------     ------------
      Total current liabilities                              15,912,764       34,504,952
                                                           ------------     ------------

Long-term debt, net of current maturities                    39,220,201       27,188,869
                                                           ------------     -------------

Deferred income taxes                                         1,416,000        1,350,000
                                                           ------------     ------------

Shareholders' equity:
  Preferred stock at $0.001 par value, 25,000,000 shares
    authorized, none issued and outstanding                           0                0
  Common stock at $0.001 par value, 75,000,000 shares
    authorized, 22,757,688 shares issued and outstanding         22,758           22,758
  Additional paid-in capital                                 64,072,273       64,072,273
  Retained earnings                                          45,047,389       43,767,878
  Cumulative translation adjustment                            (742,356)        (626,097)
                                                           ------------     ------------
      Total shareholders' equity                           $108,400,064     $107,236,812
                                                           ------------     ------------


                                                           $164,949,029     $170,280,633
                                                           ============     ============

*From audited financial statements.

The accompanying note is an integral part of the consolidated financial statements.

                              Sodak Gaming, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Three months ended March 31,
                                                                 1997               1996
                                                              ------------       ------------
Cash flows from operating activities:
 Net earnings                                                 $  1,279,511       $  2,697,727
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                 1,566,215            334,101
   Provision for doubtful accounts                                 112,449            200,000
   Deferred income taxes                                            (6,000)            19,000
   Gain on sale of receivables                                    (536,527)                 0
   Changes in operating assets and liabilities:
       Trade receivables                                         9,035,527          5,280,428
       Notes receivable relating to financed sales                (177,398)          (526,779)
       Inventories                                                 465,712           (313,834)
       Prepaid expenses                                             94,157           (675,316)
       Accounts payable                                        (18,699,283)        (7,222,406)
       Accrued liabilities                                         (42,755)           215,695
       Income taxes payable, net of refundable income taxes        565,910            477,964
                                                              ------------       ------------

       Net cash provided by (used in) operating activities      (6,342,482)           486,580
                                                              ------------       ------------
Cash flows from investing activities:
 Cash advanced on notes receivable                              (3,874,961)                 0
 Payments received on notes receivable                             849,608            947,699
 Purchases of property and equipment                            (1,363,396)        (1,433,200)
 Increase in amounts due from riverboat lessee, prior
  to acquisition                                                         0         (1,507,973)
 Increase in other assets                                       (1,012,212)        (1,443,471)
                                                              ------------       ------------

       Net cash used in investing activities                    (5,400,961)        (3,436,945)
                                                              ------------       ------------
Cash flows from financing activities:
 Proceeds from long-term borrowings                             20,500,000         10,500,000
 Principal repayments of long-term debt                         (8,453,668)        (6,013,695)
                                                              ------------       ------------

       Net cash provided by financing activities                12,046,332          4,486,305
                                                              ------------       ------------

Effect of exchange rate changes on cash and cash equivalents      (162,736)                 0
                                                              ------------       ------------

       Net increase in cash and cash equivalents                   140,153          1,535,940

Cash and cash equivalents, beginning of period                   4,077,107            974,221
                                                              ------------       ------------

Cash and cash equivalents, end of period                      $  4,217,260       $  2,510,161
                                                              ============       ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                     $    464,774       $    243,214
 Cash paid during the period for income taxes                 $          0       $  1,086,012

Supplemental schedule of non-cash investing activity:
 Gaming machine inventory transferred to
  gaming operations equipment                                 $          0       $  1,243,515


The accompanying note is an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

                                  (Unaudited)


Note 1 - Unaudited Consolidated Financial Statements
----------------------------------------------------

     The accompanying unaudited consolidated financial statements of Sodak Gaming, Inc. and its consolidated subsidiaries have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

     Results of operations for interim periods are not necessarily indicative of a full year of operations.

     These condensed consolidated financial statements should be read in conjunction with the 1996 consolidated financial statements and notes thereto.

     Certain 1996 amounts have been reclassified to conform to 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     After its inception in 1989, the Company's sole line of business was the marketing and distribution of gaming equipment to Native American casinos. Since 1993, a part of the Company's business strategy has been to diversify its revenue base and has focused on the development of gaming opportunities that generate recurring revenue sources.

     As part of this strategy, the Company implemented the first interstate wide area progressive systems and has entered the Iowa riverboat casino market and emerging gaming markets in Latin America, where it develops, equips and operates gaming halls and routes and a casino. In 1996, the Company acquired the operating company of the Miss Marquette riverboat casino, Gamblers Supply Management Company (GSMC), and assumed full operational responsibility of the casino entertainment facility, which also includes a restaurant, lounge, marina and hotel. The Company also began a casino operation in Ecuador and a video bingo gaming hall in Brazil.

     The Company also entered into an agreement in 1996 with the Confederacao Brasileira de Futebol (CBF, or the Brazilian Soccer Federation) to own and operate linked progressive video gaming systems in Brazil. In January 1997, the Company entered into a joint venture agreement with IGT and Dreamport (a wholly-owned subsidiary of GTECH Holdings) to proceed with the development and operations of this system. The three companies will share equally in the investment funding, expenses and profits or losses of the CBF project.



Results of Operations - Three Months Ended March 31, 1997
Compared to the Three Months Ended March 31, 1996

     Net earnings for the three months ended March 31, 1997 decreased 53% to $1.3 million, or $0.06 per share, compared to net earnings of $2.7 million, or $0.12 per share, for the three months ended March 31, 1996. The primary factors causing the decrease in net earnings were decreased product sales and lower margins in gaming operations. Total revenue increased 35% to $29.1 million in 1997, compared to $21.5 million in 1996. Total costs and expenses increased 60% to $27.6 million in 1997, compared to $17.3 million in 1996.

Product Sales

     Revenue from product sales decreased 21% to $11.4 million in 1997 compared to $14.5 million in 1996. The decrease was due to a 34% decrease in machine sales revenue to $7.5 million in 1997 compared to $11.3 million in 1996 (including $3.4 million and $0.4 million of used machines sales in 1997 and 1996, respectively), which was partially offset by a 26% increase in ancillary gaming and non-gaming product sales revenue to $4.0 million in 1997 compared to $3.2 million in 1996. In 1997, the Company is continuing its strategy of being a full-service provider to its customers by expanding its product line to include additional gaming related and non-gaming related products and supplies.

     New gaming machine shipments decreased 66% to approximately 630 machines in 1997 compared to approximately 1,840 machines in 1996. In 1997, 79% of the new machine shipments were to casinos in Kansas and Wisconsin. Sales of used machines increased to approximately 1,360 machines in 1997 compared to approximate 90 machines in 1996. The Company does not anticipate that new machine shipments in 1997 will attain last year's record level. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

     The cost of product sales decreased 14% to $9.4 million in 1997, from $10.9 million in 1996. This decrease was attributable to the decreased sales volume of new machines. The gross margin on product sales declined to 17.6% in 1997 as compared to 24.7% in 1996. The decrease in the gross margin was primarily due to the sale of approximately $3.4 million of used machines at their carrying value. Excluding this used machine transaction, the gross margin on product sales was 25.5%.


Gaming Operations

     Gaming operations revenue increased 250% to $13.5 million in 1997, from $3.8 million in 1996. This increase was primarily attributable to the July 1, 1996 acquisition of GSMC and the growth of gaming operations in Latin America. Direct costs of gaming operations increased $11.4 million to $12.9 million in 1997, compared to $1.5 million in 1996.

Domestic Gaming Operations

     The Miss Marquette. GSMC, the management company of the Miss Marquette, was acquired on July 1, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of the Miss Marquette since July 1, 1996, are included in the consolidated statements of earnings. The riverboat casino and entertainment facility has 682 machines and 36 table games and is located on the Mississippi River at Marquette, Iowa. Revenue from the Miss Marquette amounted to $7.4 million and direct operating costs were $7.3 million in 1997. Prior to its acquisition, the Company leased the riverboat vessel to GSMC, providing the Company $1.6 million in lease revenue in 1996. Due to seasonality, the operating margin of the Miss Marquette is anticipated to improve for the remainder of 1997. However, there can be no assurance that such improvement will be realized due to the regulatory nature of gaming, the public's acceptance of gaming and other factors affecting performance.

     Participation with Harrah's. The Company recognized revenue of $0.5 million in both 1997 and 1996 as its share of Harrah's Entertainment, Inc.'s (Harrah's) management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company).

International Gaming Operations

     As part of its strategy to increase its recurring revenue sources, in 1996 the Company expanded its operation of gaming halls and routes in Peru, established a gaming hall in Brazil, and established a casino in Ecuador.

     Peru. The Company operates gaming halls and route operations in Peru. Revenue increased 121% to $3.8 million in 1997 compared to $1.7 million in 1996. The increase is primarily the result of increasing the number of machines to approximately 1,200 at March 31, 1997 compared to approximately 670 at March 31, 1996. Direct operating costs increased $2.4 million to $3.9 million in 1997 compared to $1.5 million in 1996, primarily as a result of the expansion of machine placements since March 31, 1996. The increase in direct operating costs is also due to the imposition of a 200% increase in the per-machine tax, effective October 1996, and increased operations, administrative and reorganization costs relating to regulatory changes. In January 1997, the Peruvian government announced regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government. Included in these changes were minimum machine requirements at gaming halls. By July 31, 1997, gaming halls in Lima must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location. The Company anticipates that it will reallocate its 1,200-machine base to fewer locations to accommodate the regulatory requirement.

     Brazil. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Revenue was $1.2 million and direct costs were $1.3 million in 1997. Management changes to improve efficiency and to reduce costs are being implemented and the Company anticipates an improvement in operating performance as the operation matures. However, there can be no assurance that such improvement will be realized due primarily to gaming's dependence on its regulatory status and public acceptance.

     In 1996, the Company entered into an agreement with the CBF to provide and operate a video gaming system in Brazil. In January 1997, the Company entered into a joint venture agreement with IGT and Dreamport to proceed with the development and operations of this system. The three companies will share equally in the investment funding, expenses and profits or losses of the CBF project.

     The operation of the system is subject to the CBF obtaining regulatory approval in each state where the proposed system is to be offered. The agreement provides for systems to be operational no later than 180 days after regulatory authorization is obtained by the CBF. Project documentation and requests for regulatory authorization have been submitted for approval in four states or jurisdictions: Rio de Janeiro, Goias, the Federal District of Brasilia, and Minas Gerais. In addition, regulatory approval is being pursued in the states of Sao Paulo and Rio Grande de Sul. However, there can be no assurance that such approvals will be obtained or that systems can become operational in the indicated time frame.

     Ecuador. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 10 table games. Revenue in 1997 was $0.4 million and direct costs associated with the operation were $0.4 million.

Wide Area Progressive Systems

     Wide area progressive systems revenue increased 39% to $2.4 million in 1997 compared to $1.8 million in 1996. This increase is a result of the increase in the number of machines on the systems. Comparing March 31, 1997 to March 31, 1996, the Company offered systems in two additional states, Oregon and Kansas; three new systems became operational, Dollars Deluxe, Fabulous 50's and Wheel of Fortune; and the number of machines on the systems increased to approximately 1,300 from approximately 850. In 1997, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. As of May 2, 1997, nine systems were in operation: Megabucks (one interstate and one intrastate), Dollars Deluxe, Fabulous 50's, Quartermania (one interstate and two intrastate), Nickelmania and Wheel of Fortune (which began operating in March 1997). Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems in 1997 as it proceeds with its strategy to place additional systems and machines in jurisdictions currently permitting the operation of wide area progressive systems. The Company believes additional jurisdictions may authorize the operation of such systems, thereby enabling additional growth. However, there can be no assurance that necessary regulatory approvals will be obtained in those prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue.

Financing

     Financing income on notes receivable and other financing arrangements increased 21% to $1.8 million in 1997, compared to $1.5 million in 1996. This increase was primarily due to a $0.5 million fee earned from arranging interim financing for a casino project.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 2% to $4.5 million in 1997, from $4.4 million in 1996. As a percentage of total revenue, selling, general and administrative expenses decreased to 15% in 1997 compared to 20% in 1996. This decrease as a percentage of total revenue is primarily due to the $7.6 million increase in revenue in 1997, which was mostly a result of the increase in gaming operations revenue.

Interest and Financing Costs

     Interest and financing costs increased to $0.8 million in 1997, from $0.4 million in 1996. The increase in interest and financing costs was primarily attributable to increased borrowings for the expansion of gaming operations in Latin America and for the assumption of debt in connection with the acquisition of GSMC. The Company believes that interest and financing costs will continue to increase in future years as the Company pursues its growth strategy.

Income from Operations

     The cumulative effect of the above described changes resulted in a 65% decrease in income from operations to $1.5 million in 1997, from $4.3 million in 1996. As a percentage of revenue, income from operations decreased to 5% in 1997, from 20% in 1996. The decrease in the operating margin was primarily the result of decreased product sales and lower margins in gaming operations that commenced subsequent to the first quarter of 1996.

Other

     Other income includes $0.5 million of income recognized as a result of the sale of receivables at a premium in 1997. Earnings before income taxes decreased 53% to $2.0 million in 1997, compared to $4.3 million in 1996. Provision for income taxes was $0.7 million in 1997, compared to $1.6 million in 1996, representing 37% of earnings before income taxes for both 1997 and 1996.

Liquidity And Capital Resources

Working capital

     Working capital increased $12.7 million to $50.5 million during the three months ended March 31, 1997. This increase is due to an $18.6 million decrease in current liabilities which was partially offset by a $5.8 million decrease in current assets.

Cash Flows

     During the three months ended March 31, 1997, the Company's cash and cash equivalents increased $0.1 million to $4.2 million. Cash used in operating activities was $6.3 million in 1997 compared to $0.5 million provided in 1996. The cash flows from operations for 1997 were primarily affected by net income, depreciation and amortization, and changes in receivables, inventories and accounts payable.

     Cash used in investing activities amounted to $5.4 million in 1997 and $3.4 million in 1996. Cash used in investing activities consisted primarily of $3.9 million advanced on notes receivable for customer financing in 1997; $1.4 million used to purchase property and equipment in both 1997 and 1996; $1.0 million and $1.4 million increase in other assets in 1997 and 1996, respectively; and $1.5 million increase in amounts due from riverboat lessee, prior to the acquisition of GSMC, in 1996. The 1997 property and equipment purchases were primarily attributable to a building addition to the corporate facility and gaming operations equipment. The increase in other assets during 1997 was primarily due to capitalizing start-up costs associated with the CBF project. Cash used in investing activities was partially offset by $0.8 million and $0.9 million in payments received on notes receivable from casino development financing in 1997 and 1996, respectively.

     Financing activities provided $12 million cash in 1997 compared to $4.5 million provided in 1996, primarily from the net proceeds of long-term borrowings under a revolving credit facility in both years. The increase in debt since December 31, 1996 was primarily used to fund working capital needs.

Indebtedness/Lines of Credit

     The Company had $41 million of debt outstanding at March 31, 1997. Of that amount, $35.8 million was borrowed under a $50 million long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The amount available under Tranche B is reduced by $1.875 million quarterly beginning in June 1997. The unused portion of the revolving credit facility is subject to a commitment fee, based upon a calculation as defined in the revolving credit agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate, federal funds rate plus 1% or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the Miss Marquette riverboat.

     Of the remaining $5.2 million of debt, $3.5 million relates to debt payable to the former shareholders of GSMC, $1.2 million relates to various other debt secured by certain property of the Miss Marquette riverboat casino and $0.5 million is secured by certain transportation equipment.

Capital Commitments

     During 1994, the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company also guaranteed the $8 million debt and in return receives a loan guarantee fee based on a percentage of the outstanding loan balance. As of May 2, 1997, the outstanding loan balance was approximately $1.8 million.

     During 1996, the Company entered into an agreement with the CBF to own and operate, on behalf of the CBF, linked progressive video gaming systems in Brazil. In January 1997, the Company, IGT and Dreamport formed a joint venture for purposes of development and operation of the CBF project under which equity, loans, and profits or losses will be shared equally. Under the terms of the joint venture agreement, the Company has committed to provide initial equity and loans of up to $4 million. In addition, as of March 31, 1997, the Company has incurred start-up costs associated with the CBF project of approximately $4 million which are included in other assets in the consolidated balance sheets. When the CBF project becomes operational, these costs will be amortized on a straight-line basis over the life of the contract, but not to exceed five years.

International Operations

     Approximately 19% of total revenue in 1997 was derived outside of the United States, compared to 8% in 1996. International operations are subject to certain risks, including but not limited to unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its international operations. As the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company has not yet engaged, but may in the future engage, in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

Impact of Inflation

     Inflation did not have a significant effect on the Company's operations during the three months ended March 31, 1997.

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


                          PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     On April 26, 1994, the Company was named as a defendant in a class action filed in the United States District Court, Middle District of Florida, by William A. Poulus and William Ahearn, respectively, each of whom asserted claims on behalf of themselves and "all other similarly situated" parties (the plaintiffs). The suit was filed against Sodak and approximately 41 other defendants (the defendants). These initial two lawsuits transferred to Nevada and consolidated with a September 16, 1995 third lawsuit filed in the United States District Court, District of Nevada, by Larry Schreier, which also named the Company as a defendant, along with the same 41 other defendants. Additionally, a class action was filed in the United States District Court, Middle District of Florida, by William Poulos, against various cruise lines (the "Cruise Ship" case). While the "Cruise Ship" case did not name the Company as a defendant, it has been transferred to Nevada and consolidated with the above named cases pursuant to an order issues by Judge David Ezra in December 1996.

     All of the above mentioned actions (the consolidated action) involve defendants who are involved in the gaming business as either a gaming machine manufacturer, distributor, casino operator or cruise ship operator. The consolidated action arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

     In his consolidation order of December 1996, Judge Ezra ordered the plaintiffs to file a consolidated amended complaint. He also ordered that all prior motions to dismiss be deemed withdrawn, with leave for the defendants to refile them upon receipt of the consolidated amended complaint. He also ordered that the consolidated amended complaint have no substantive changes from the original complaint on file. The consolidated amended complaint is currently subject to motions to strike based on defendants assertion that it has substantive changes contrary to the court's order. Motions to dismiss are also pending.

     The plaintiffs responded to defendants' motions on May 2, 1997. The defendants have a deadline of May 23, 1997 to reply.

     The Company believes the consolidated action is without merit. The Company intends to vigorously pursue all legal defenses available to it and to participate in the defense as fully as possible through the defendants' steering committee which was created pursuant to a court order.

Item 2.  Changes in Securities

     None.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

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



Date:  May 8, 1997



                                      Sodak Gaming, Inc.



                                      By: /s/ David R. Johnson
                                          -----------------------------------
                                          David R. Johnson
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                               Sequentially
Number                                                                Numbered Page
------                                                                -------------

11.1   Calculation of Earnings Per Common and Common Equivalent Share            18

27     Financial Data Schedule