Form 10-Q
period 1997-06-30
SODAK GAMING INC
filed 1997-08-13
CIK 903856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

         Yes  __X__       No  _____

At June 30, 1997, there were outstanding 22,758,408 shares of the Company's common stock.

                               Sodak Gaming, Inc.


                                      INDEX


                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Statements of Earnings for the
              three months ended June 30, 1997 and 1996                     3

              Consolidated Statements of Earnings for the
              six months ended June 30, 1997 and 1996                       4

              Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996                                         5

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1997 and 1996                       7

              Note to Consolidated Financial Statements                     8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

PART II. OTHER INFORMATION

     Item 1.  Legal proceedings                                            19

     Item 2.  Changes in Securities                                        20

     Item 3.  Defaults Upon Senior Securities                              20

     Item 4.  Submission of Matters to a Vote of Security Holders          20

     Item 5.  Other Information                                            21

     Item 6.  Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                                 22

EXHIBIT INDEX                                                              23

                         PART I - FINANCIAL INFORMATION

Item I.  Consolidated Financial Statements

                               Sodak Gaming, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                      Three Months Ended June 30,
                                                     ----------------------------
                                                        1997              1996
                                                     -----------      -----------
Revenue:
   Product sales                                     $14,229,925      $26,095,641
   Gaming operations                                  14,331,280        5,396,376
   Wide area progressive systems                       3,479,657        1,858,252
   Financing income on notes receivable and
      other financing arrangements                     1,297,189        1,440,738
   Other                                                   3,396            8,265
                                                     -----------      -----------
         Total revenue                                33,341,447       34,799,272
                                                     -----------      -----------

Costs and expenses:
   Cost of product sales                              10,547,418       20,393,810
   Gaming operations                                  13,522,427        2,962,672
   Selling, general and administrative                 4,596,558        4,522,758
   Interest and financing costs                          834,408          518,853
                                                     -----------      -----------
         Total costs and expenses                     29,500,811       28,398,093
                                                     -----------      -----------

Income from operations                                 3,840,636        6,401,179

Other income                                              12,026            8,974
                                                     -----------      -----------

Earnings before income taxes                           3,852,662        6,410,153

Provision for income taxes                             1,425,481        2,328,828
                                                     -----------      -----------

Net earnings                                         $ 2,427,181      $ 4,081,325
                                                     ===========      ===========

Earnings per common and common equivalent share      $      0.11      $      0.18
                                                     ===========      ===========

Weighted average number of common and common
   equivalent shares outstanding                      22,900,152       22,894,150
                                                     ===========      ===========




The accompanying note is an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                     ----------------------------
                                                        1997             1996
                                                     -----------      -----------
Revenue:
   Product sales                                     $25,667,179      $40,578,248
   Gaming operations                                  27,788,786        9,239,039
   Wide area progressive systems                       5,913,355        3,613,110
   Financing income on notes receivable and
      other financing arrangements                     3,068,973        2,902,865
   Other                                                   7,070           15,047
                                                     -----------      -----------
         Total revenue                                62,445,363       56,348,309
                                                     -----------      -----------

Costs and expenses:
   Cost of product sales                              19,974,809       31,293,408
   Gaming operations                                  26,446,856        4,481,555
   Selling, general and administrative                 9,074,056        8,931,024
   Interest and financing costs                        1,623,202          967,227
                                                     -----------      -----------
         Total costs and expenses                     57,118,923       45,673,214
                                                     -----------      -----------

Income from operations                                 5,326,440       10,675,095
                                                     -----------      -----------

Other income:
   Gain on sale of receivables                           536,527                0
   Other                                                  20,665           15,761
                                                     -----------      -----------
         Total other income                              557,192           15,761
                                                     -----------      -----------

Earnings before income taxes                           5,883,632       10,690,856

Provision for income taxes                             2,176,940        3,911,804
                                                     -----------      -----------

Net earnings                                         $ 3,706,692      $ 6,779,052
                                                     ===========      ===========

Earnings per common and common equivalent share      $      0.16      $      0.30
                                                     ===========      ===========

Weighted average number of common and common
   equivalent shares outstanding                      22,926,165       22,877,962
                                                     ===========      ===========




The accompanying note is an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,           December 31,
                                                                      1997                1996 *
                                                                  -------------       -------------
                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                      $   5,848,733       $   4,077,107
   Receivables:
      Trade accounts, net of allowance for doubtful accounts         13,351,961          20,258,980
      Short-term notes receivable                                    14,940,740             391,018
      Notes receivable, current maturities                           19,348,766          23,197,351
      Accrued interest                                                  717,512             570,024
   Inventories:
      Gaming machines                                                13,388,408          16,410,597
      Parts and other gaming accessories                              3,377,898           4,225,674
   Prepaid expenses                                                   1,516,075           1,674,172
   Refundable income taxes                                                    0             875,000
   Deferred income taxes                                                824,000             553,000
                                                                  -------------       -------------
         Total current assets                                        73,314,093          72,232,923
                                                                  -------------       -------------

Property and equipment:
   Land and improvements                                              1,512,744           1,357,616
   Buildings and improvements                                        19,723,903          17,758,478
   Leasehold improvements                                             1,350,806           1,083,466
   Riverboat                                                         13,687,115          13,687,115
   Gaming operations equipment                                       24,186,086          23,314,614
   Office furniture and equipment                                     2,780,173           2,496,142
   Transportation equipment                                           2,176,242           2,150,488
   Shop equipment                                                       521,843             503,652
   Systems, in progress                                               1,274,331                   0
                                                                  -------------       -------------
                                                                     67,213,243          62,351,571
   Less accumulated depreciation and amortization                    (7,111,033)         (4,410,249)
                                                                  -------------       -------------
         Total property and equipment, net                           60,102,210          57,941,322
                                                                  -------------       -------------

Other assets:
   Notes receivable, net of current maturities                       22,961,480          26,657,133
   Real estate held for sale                                            596,658             596,658
   Goodwill, net                                                      7,876,192           8,155,401
   Other assets, net                                                  6,676,460           4,697,196
                                                                  -------------       -------------
         Total other assets                                          38,110,790          40,106,388
                                                                  -------------       -------------

                                                                  $ 171,527,093       $ 170,280,633
                                                                  =============       =============



*  From audited financial statements.

The accompanying note is an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          June 30,           December 31,
                                                                            1997                1996 *
                                                                        -------------       -------------
                                                                         (Unaudited)
Current liabilities:
   Accounts payable                                                     $  16,479,076       $  28,328,425
   Current maturities of long-term debt                                     1,792,000           1,751,000
   Income taxes payable                                                       930,773             161,615
   Accrued liabilities                                                      4,911,181           4,263,912
                                                                        -------------       -------------
         Total current liabilities                                         24,113,030          34,504,952
                                                                        -------------       -------------


Long-term debt, net of current maturities                                  34,963,728          27,188,869
                                                                        -------------       -------------


Deferred income taxes                                                       1,758,000           1,350,000
                                                                        -------------       -------------

Shareholders' equity:
   Preferred stock at $0.001 par value, 25,000,000 shares
      authorized, none issued and outstanding                                       0                   0
   Common stock at $0.001 par value, 75,000,000 shares authorized,
      22,758,408 and 22,757,688 shares issued and outstanding
      at June 30, 1997 and December 31, 1996, respectively                     22,758              22,758
   Additional paid-in capital                                              64,075,996          64,072,273
   Retained earnings                                                       47,474,570          43,767,878
   Cumulative translation adjustment                                         (880,989)           (626,097)
                                                                        -------------       -------------
         Total shareholders' equity                                       110,692,335         107,236,812
                                                                        -------------       -------------

                                                                        $ 171,527,093       $ 170,280,633
                                                                        =============       =============


*  From audited financial statements.

The accompanying note is an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six months ended June 30,
                                                                            -------------------------------
                                                                                1997               1996
                                                                            ------------       ------------
Cash flows from operating activities:
   Net earnings                                                             $  3,706,692       $  6,779,052
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                         3,271,386            832,955
         Provision for doubtful accounts                                         357,061            303,000
         Deferred income taxes                                                   137,000             47,000
         Gain on sale of receivables                                            (536,527)                 0
         Changes in operating assets and liabilities:
             Trade receivables                                                 5,902,469         (7,894,637)
             Notes receivable relating  to financed sales                      1,416,668           (883,038)
             Inventories                                                      (1,131,516)        (3,855,064)
             Prepaid expenses                                                    158,097             60,253
             Accounts payable                                                (12,093,288)         7,690,970
             Accrued liabilities                                                 647,269            (50,920)
             Income taxes payable, net of refundable income taxes              1,644,158            403,133
                                                                            ------------       ------------

             Net cash provided by operating activities                         3,479,469          3,432,704
                                                                            ------------       ------------

Cash flows from investing activities:
   Cash advanced on notes receivable                                          (3,874,961)           (29,739)
   Payments received on notes receivable                                       1,734,756          2,259,475
   Purchases of property and equipment                                        (4,997,994)        (6,140,300)
   Increase in amounts due from riverboat lessee, prior to acquisition                 0         (2,630,945)
   Principal payments received on direct financing-type lease                          0            338,057
   Increase in other assets                                                   (2,241,883)        (1,911,898)
                                                                            ------------       ------------

             Net cash used in investing activities                            (9,380,082)        (8,115,350)
                                                                            ------------       ------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                         22,750,000         16,250,000
   Principal repayments of long-term debt                                    (14,934,141)        (8,777,526)
   Net proceeds from exercise of stock options                                     3,723             73,317
                                                                            ------------       ------------

             Net cash provided by financing activities                         7,819,582          7,545,791
                                                                            ------------       ------------

Effect of exchange rate changes on cash and cash equivalents                    (147,343)                 0
                                                                            ------------       ------------

             Net increase in cash and cash equivalents                         1,771,626          2,863,145

Cash and cash equivalents, beginning of period                                 4,077,107            974,221
                                                                            ------------       ------------

Cash and cash equivalents, end of period                                    $  5,848,733       $  3,837,366
                                                                            ============       ============


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $  1,600,370       $    786,300
   Cash paid during the period for income taxes                             $    395,782       $  3,461,671

Supplemental schedule of noncash investing activity:
   Gaming machine inventory transferred to
      gaming operations equipment                                           $          0       $  2,477,133



The accompanying note is an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

                                   (Unaudited)



Note 1 - Unaudited Consolidated Financial Statements

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

         Net earnings for the three months ended June 30, 1997 decreased 41% to $2.4 million, or $0.11 per share, compared to net earnings of $4.1 million, or $0.18 per share, for the three months ended June 30, 1996. The primary factors causing the decrease in net earnings were decreased product sales and lower margins in gaming operations. Total revenue decreased 4% to $33.3 million in 1997, compared to $34.8 million in 1996. Total costs and expenses increased 4% to $29.5 million in 1997, compared to $28.4 million in 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased 14% to $6.4 million in 1997 compared to $7.4 million in 1996. EBITDA is a commonly used calculation to measure operating performance. The Company includes EBITDA in its results of operations to assist interpretation of financial performance; however, the Company's principal financial measures are net earnings and earnings per share.

PRODUCT SALES

         Revenue from product sales decreased 45% to $14.2 million in 1997 compared to $26.1 million in 1996. The decrease was due to a 41% decrease in machine sales revenue to $11.1 million in 1997 compared to $18.9 million in 1996 (including $1.9 million and $0.2 million of used machines sales in 1997 and 1996, respectively) and a 57% decrease in ancillary gaming and non-gaming product sales revenue to $3.1 million in 1997 compared to $7.2 million in 1996. In 1997, the Company is continuing its strategy of being a full-service provider to its customers by expanding its product line to include additional gaming and non-gaming products and supplies.

         New gaming machine shipments decreased 52% to approximately 1,470 machines in 1997 compared to approximately 3,030 machines in 1996. In 1997, 65% of the new machine shipments were to casinos in Connecticut, Iowa and Michigan. Sales of used machines increased to approximately 450 machines in 1997 compared to approximately 70 machines in 1996. The Company does not anticipate that new machine shipments in 1997 will attain last year's record level. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

         The cost of product sales decreased 48% to $10.5 million in 1997, from $20.4 million in 1996. This decrease was attributable to the decreased sales volume of new machines and ancillary gaming and non-gaming products. The gross margin on product sales increased to 25.9% in 1997 as compared to 21.8% in 1996. The improvement in the gross margin was primarily due to larger margins obtained on the sale of approximately $1.9 million of used machines.

GAMING OPERATIONS

         Gaming operations revenue increased 166% to $14.3 million in 1997, from $5.4 million in 1996. This increase was primarily attributable to the July 1, 1996 acquisition of GSMC and the growth of gaming operations in Latin America. Direct costs of gaming operations increased $10.5 million to $13.5 million in 1997, compared to $3.0 million in 1996.

DOMESTIC GAMING OPERATIONS

         THE MISS MARQUETTE. GSMC, the management company of the MISS MARQUETTE, was acquired on July 1, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of the MISS MARQUETTE since July 1, 1996, are included in the consolidated statements of earnings. The riverboat casino and entertainment facility had 682 machines and 36 table games at June 30, 1997. It is located on the Mississippi River at Marquette, Iowa.

         Revenue from the MISS MARQUETTE amounted to $8.1 million and direct operating costs were $7.6 million in 1997. Prior to its acquisition, the Company leased the riverboat vessel to GSMC, providing the Company $1.6 million in lease revenue in 1996. Management is implementing measures to reduce costs in an effort to improve operating performance. However, there can be no assurance that such improvement will be realized due to the regulatory nature of gaming, the public's acceptance of gaming and other factors affecting performance.

         PARTICIPATION WITH HARRAH'S. The Company recognized revenue of $0.5 million in 1997 and $0.4 million in 1996 as its share of Harrah's Entertainment, Inc.'s (Harrah's) management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). The Company receives this revenue from Harrah's in connection with its role in introducing Harrah's to tribal leaders of the Ak-Chin community, which led to the formation of a business relationship and management contract.

INTERNATIONAL GAMING OPERATIONS

         As part of its strategy to increase its recurring revenue sources, in 1996 the Company expanded its operation of gaming halls and routes in Peru, established a gaming hall in Brazil, and established a casino in Ecuador.

         PERU. The Company operates gaming halls and route operations in Peru. Revenue increased 33% to $3.8 million in 1997 compared to $2.8 million in 1996. The increase is primarily the result of an increase in the average number of machines in operation. Direct operating costs increased $1.7 million to $4.1 million in 1997 compared to $2.4 million in 1996 as a result of an increase in the average number of machines in operation and the Company's adaptation to a new regulatory structure and requirements, including a 200% increase in the per-machine tax which became effective in October 1996, the expensing of leasehold improvements and pre-opening costs at locations where leases were terminated in order to comply with new regulations, and increased administrative and reorganization costs relating to regulatory changes.

         In January 1997, the Peruvian government announced regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government. Included in these changes were minimum machine requirements at gaming halls. In Lima, gaming halls must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location. In accordance with regulatory requirements, the Company submitted documentation of its reorganization under the new regulations. The Company is also in the process of complying with new certification requirements on machine refurbishments. Licensing at four additional locations is in process, pending machine certification. The number of machines in operation has decreased to approximately 940 at 15 locations at June 30, 1997, compared to approximately 1,300 at 21 locations at December 31, 1996 and 1,080 at 19 locations at June 30, 1996. The decrease from the end of previous quarters is a result of the Company's preparation in complying with new regulations.

         BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Revenue was $1.4 million in 1997 compared to $0.2 million in 1996. Direct costs were $1.4 million in 1997 compared to $0.2 million in 1996. Management is implementing measures to reduce costs in an effort to improve operating performance. However, there can be no assurance that such improvement will be realized due to the regulatory nature of gaming, the public's acceptance of gaming and other factors affecting performance.

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

         ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 10 table games. Revenue in 1997 was $0.5 million compared to $0.3 in 1996. Direct costs associated with the operation were $0.4 million in 1997 compared to $0.3 million in 1996.

WIDE AREA PROGRESSIVE SYSTEMS

         Wide area progressive systems revenue increased 87% to $3.5 million in 1997 compared to $1.9 million in 1996. This increase is a result of the increase in the number of machines on the systems. Comparing June 30, 1997 to June 30, 1996, the Company offered systems in two additional states, Oregon and Kansas; three new systems became operational, DOLLARS DELUXE, FABULOUS 50'S and WHEEL OF FORTUNE; and the number of machines on the systems increased to approximately 1,480 from approximately 950. At June 30, 1997, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At June 30, 1997, nine systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA and WHEEL OF FORTUNE (which began operating in March
1997). In July 1997, the WHEEL OF GOLD system and in August 1997, the HIGH ROLLERS system were introduced and became operational.

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

FINANCING

         Financing income on notes receivable and other financing arrangements decreased 10% to $1.3 million in 1997, compared to $1.4 million in 1996. This decrease was primarily due to a decrease in the amount of financed sales during 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 2% to $4.6 million in 1997, from $4.5 million in 1996. As a percentage of total revenue, selling, general and administrative expenses increased to 13.8% in 1997 compared to 13.0% in 1996. This increase as a percentage of total revenue is primarily due to a decrease in product sales revenue.

INTEREST AND FINANCING COSTS

         Interest and financing costs increased 61% to $0.8 million in 1997, from $0.5 million in 1996. The increase in interest and financing costs was primarily attributable to increased borrowings for the expansion of gaming operations in Latin America and for the assumption of debt in connection with the acquisition of GSMC. The Company believes that interest and financing costs will continue to increase in future years as the Company pursues its growth strategy.

INCOME FROM OPERATIONS

         The cumulative effect of the above described changes resulted in a 40% decrease in income from operations to $3.8 million in 1997, from $6.4 million in 1996. As a percentage of revenue, income from operations decreased to 11.5% in 1997, from 18.4% in 1996. The decrease in the operating margin was primarily the result of decreased product sales and lower margins in gaming operations that commenced subsequent to the second quarter of 1996.


OTHER

     Earnings before income taxes decreased 40% to $3.9 million in 1997, compared to $6.4 million in 1996. Provision for income taxes was $1.4 million in 1997, compared to $2.3 million in 1996, representing 37% and 36.3% of earnings before income taxes for 1997 and 1996, respectively.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         Net earnings for the six months ended June 30, 1997 decreased 45% to $3.7 million, or $0.16 per share, compared to net earnings of $6.8 million, or $0.30 per share, for the six months ended June 30, 1996. The primary factors causing the decrease in net earnings were decreased product sales and lower margins in gaming operations. Total revenue increased 11% to $62.4 million in 1997, compared to $56.3 million in 1996. Total costs and expenses increased 25% to $57.1 million in 1997, compared to $45.7 million in 1996. EBITDA decreased 14% to $10.8 million in 1997 compared to $12.5 million in 1996. EBITDA is a commonly used calculation to measure operating performance. The Company includes EBITDA in its results of operations to assist interpretation of financial performance; however, the Company's principal financial measures are net earnings and earnings per share.

PRODUCT SALES

         Revenue from product sales decreased 37% to $25.7 million in 1997 compared to $40.6 million in 1996. The decrease was due to a 38% decrease in machine sales revenue to $18.6 million in 1997 compared to $30.2 million in 1996 (including $5.3 million and $0.6 million of used machines sales in 1997 and 1996, respectively) and a 32% decrease in ancillary gaming and non-gaming product sales revenue to $7.0 million in 1997 compared to $10.4 million in 1996. In 1997, the Company is continuing its strategy of being a full-service provider to its customers by expanding its product line to include additional gaming and non-gaming products and supplies.

         New gaming machine shipments decreased 57% to approximately 2,100 machines in 1997 compared to approximately 4,880 machines in 1996. In 1997, 75% of the new machine shipments were to casinos in Connecticut, Iowa, Kansas, Michigan and Wisconsin. Sales of used machines increased to approximately 1,810 machines in 1997 compared to approximately 160 machines in 1996. The Company does not anticipate that new machine shipments in 1997 will attain last year's record level. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

         The cost of product sales decreased 36% to $20.0 million in 1997, from $31.3 million in 1996. This decrease was attributable to the decreased sales volume of new machines and ancillary gaming and non-gaming products. The gross margin on product sales declined to 22.2% in 1997 as compared to 22.9% in 1996. The decrease in the gross margin was primarily due to the sale of approximately $5.3 million of used machines, which had a gross margin of 18.1%.

GAMING OPERATIONS

         Gaming operations revenue increased 201% to $27.8 million in 1997, from $9.2 million in 1996. This increase was primarily attributable to the July 1, 1996 acquisition of GSMC and the growth of gaming operations in Latin America. Direct costs of gaming operations increased $21.9 million to $26.4 million in 1997, compared to $4.5 million in 1996.

DOMESTIC GAMING OPERATIONS

         THE MISS MARQUETTE. GSMC, the management company of the MISS MARQUETTE, was acquired on July 1, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of the MISS MARQUETTE since July 1, 1996, are included in the consolidated statements of earnings. The riverboat casino and entertainment facility had 682 machines and 36 table games at June 30, 1997. It is located on the Mississippi River at Marquette, Iowa.

         Revenue from the MISS MARQUETTE amounted to $15.5 million and direct operating costs were $14.9 million in 1997. Prior to its acquisition, the Company leased the riverboat vessel to GSMC, providing the Company $3.3 million in lease revenue in 1996. Management is implementing measures to reduce costs in an effort to improve operating performance. However, there can be no assurance that such improvement will be realized due to the regulatory nature of gaming, the public's acceptance of gaming and other factors affecting performance.

         PARTICIPATION WITH HARRAH'S. The Company recognized revenue of $1.0 million in 1997 and $0.9 in 1996 as its share of Harrah's Entertainment, Inc.'s (Harrah's) management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). The Company receives this revenue from Harrah's in connection with its role in introducing Harrah's to tribal leaders of the Ak-Chin community, which led to the formation of a business relationship and management contract.

INTERNATIONAL GAMING OPERATIONS

         As part of its strategy to increase its recurring revenue sources, in 1996 the Company expanded its operation of gaming halls and routes in Peru, established a gaming hall in Brazil, and established a casino in Ecuador.

         PERU. The Company operates gaming halls and route operations in Peru. Revenue increased 66% to $7.6 million in 1997 compared to $4.6 million in 1996. The increase is primarily the result of an increase in the average number of machines in operation. Direct operating costs increased $4.1 million to $8.0 million in 1997 compared to $3.9 million in 1996 as a result of an increase in the average number of machines in operation and the Company's adaptation to a new regulatory structure and requirements, including a 200% increase in the per-machine tax which became effective in October 1996, the expensing of leasehold improvements and pre-opening costs at locations where leases were terminated in order to comply with new regulations, and increased administrative and reorganization costs relating to regulatory changes.

         In January 1997, the Peruvian government announced regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government. Included in these changes were minimum machine requirements at gaming halls. In Lima, gaming halls must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location. In accordance with regulatory requirements, the Company submitted documentation of its reorganization under the new regulations. The Company is also in the process of complying with new certification requirements on machine refurbishments. Licensing at four additional locations is in process, pending machine certification. The number of machines in operation has decreased to approximately 940 at 15 locations at June 30, 1997, compared to approximately 1,300 at 21 locations at December 31, 1996 and 1,080 at 19 locations at June 30, 1996. The decrease from the end of previous quarters is a result of the Company's preparation in complying with new regulations.

         BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Revenue was $2.7 million in 1997 and $0.2 million in 1996. Direct costs were $2.7 million in 1997 and $0.2 million in 1996. Management is implementing measures to reduce costs in an effort to improve operating performance. However, there can be no assurance that such improvement will be realized due to the regulatory nature of gaming, the public's acceptance of gaming and other factors affecting performance.

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

         ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 10 table games. Revenue in 1997 was $1.0 million compared to $0.3 million in 1996. Direct costs associated with the operation were $0.9 million in 1997 compared to $0.3 million in 1996.

WIDE AREA PROGRESSIVE SYSTEMS

         Wide area progressive systems revenue increased 64% to $5.9 million in 1997 compared to $3.6 million in 1996. This increase is a result of the increase in the number of machines on the systems. Comparing June 30, 1997 to June 30, 1996, the Company offered systems in two additional states, Oregon and Kansas; three new systems became operational, DOLLARS DELUXE, FABULOUS 50'S and WHEEL OF FORTUNE; and the number of machines on the systems increased to approximately 1,480 from approximately 950. At June 30, 1997, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At June 30, 1997, nine systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA and WHEEL OF FORTUNE (which began operating in March 1997). In July 1997, the WHEEL OF GOLD system and in August 1997, the HIGH ROLLERS system were introduced and became operational.

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

FINANCING

         Financing income on notes receivable and other financing arrangements increased 6% to $3.1 million in 1997, compared to $2.9 million in 1996. This increase was due to a $0.5 million fee earned from arranging interim financing for a casino project during the first three months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 2% to $9.1 million in 1997, from $8.9 million in 1996. As a percentage of total revenue, selling, general and administrative expenses decreased to 14.5% in 1997 compared to 15.8% in 1996. This decrease as a percentage of total revenue is primarily due to the $6.1 million increase in revenue in 1997, which was mostly a result of the increase in gaming operations revenue.

INTEREST AND FINANCING COSTS

         Interest and financing costs increased 68% to $1.6 million in 1997, from $1.0 million in 1996. The increase in interest and financing costs was primarily attributable to increased borrowings for the expansion of gaming operations in Latin America and for the assumption of debt in connection with the acquisition of GSMC. The Company believes that interest and financing costs will continue to increase in future years as the Company pursues its growth strategy.

INCOME FROM OPERATIONS

         The cumulative effect of the above described changes resulted in a 50% decrease in income from operations to $5.3 million in 1997, from $10.7 million in 1996. As a percentage of revenue, income from operations decreased to 8.5% in 1997, from 18.9% in 1996. The decrease in the operating margin was primarily the result of decreased product sales and lower margins in gaming operations that commenced subsequent to the second quarter of 1996.

OTHER

         Other income includes $0.5 million of income recognized as a result of the sale of receivables at a premium in 1997. Earnings before income taxes decreased 45% to $5.9 million in 1997, compared to

$10.7 million in 1996. Provision for income taxes was $2.2 million in 1997, compared to $3.9 million in 1996, representing 37% and 36.6% of earnings before income taxes for 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Working capital increased $11.5 million to $49.2 million during the six months ended June 30, 1997. This increase is due to a $10.4 million decrease in current liabilities and a $1.1 million increase in current assets.

CASH FLOWS

         During the six months ended June 30, 1997, the Company's cash and cash equivalents increased $1.8 million to $5.8 million. Cash provided by operating activities was $3.5 million in 1997 compared to $3.4 million provided in 1996. The cash flows from operations for 1997 were primarily affected by net income, depreciation and amortization, and changes in receivables, inventories and accounts payable.

         Cash used in investing activities amounted to $9.4 million in 1997 and $8.1 million in 1996. Cash used in investing activities consisted primarily of $3.9 million advanced on notes receivable for customer financing in 1997; $5.0 million and $6.1 million used to purchase property and equipment in 1997 and 1996, respectively; $2.2 million and $1.9 million increase in other assets in 1997 and 1996, respectively; and $2.6 million increase in amounts due from riverboat lessee, prior to the acquisition of GSMC, in 1996. The 1997 property and equipment purchases were primarily attributable to a building addition to the corporate facility, progress costs for purchase of hardware and software and implementation of a new corporate information system and gaming operations equipment. The increase in other assets during 1997 was primarily due to capitalizing start-up costs associated with the CBF project. Cash used in investing activities was partially offset by $1.7 million and $2.3 million in payments received on notes receivable from casino development financing in 1997 and 1996, respectively.

         Financing activities provided $7.8 million cash in 1997 compared to $7.5 million provided in 1996, primarily from the net proceeds of long-term borrowings under a revolving credit facility in both years. The increase in debt since December 31, 1996 was primarily used to fund working capital needs.

INDEBTEDNESS/LINES OF CREDIT

         The Company had $36.8 million of debt outstanding at June 30, 1997. Of that amount, $32 million was borrowed under a long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. The amount available under Tranche B is reduced by $1.875 million quarterly beginning in June 1997. As a result, the maximum credit amount under the revolving credit facility was $48.125 million at June 30, 1997. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The unused portion of the revolving credit facility is subject to a commitment fee, based upon a calculation as defined in the revolving credit agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate, federal funds rate plus 1% or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat.

         Of the remaining $4.8 million of debt, $3.2 million relates to debt payable to the former shareholders of GSMC, $1.1 million relates to various other debt secured by certain property of the MISS MARQUETTE riverboat casino and $0.5 million is secured by certain transportation equipment.

CAPITAL COMMITMENTS

         During 1994, the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company also guaranteed the $8 million debt and in return receives a loan guarantee fee based on a percentage of the outstanding loan balance. As of August 2, 1997, the outstanding loan balance was approximately $1.4 million.

         During 1996, the Company entered into an agreement with the CBF to own and operate, on behalf of the CBF, linked progressive video gaming systems in Brazil. In January 1997, the Company, IGT and Dreamport formed a joint venture for purposes of development and operation of the CBF project under which equity, loans, and profits or losses will be shared equally. Under the terms of the joint venture agreement, the Company has committed to provide initial equity and loans of up to $4 million. In addition, as of June 30, 1997, the Company has incurred start-up costs associated with the CBF project of approximately $4.7 million which are included in other assets in the consolidated balance sheets. If and when the CBF project becomes operational, these costs will be amortized on a straight-line basis over the life of the contract, but not to exceed five years.

INTERNATIONAL OPERATIONS

         Approximately 18% of total revenue for the six months ended June 30, 1997 was derived outside of the United States, compared to 9% in 1996. International operations are subject to certain risks, including but not limited to unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its international operations. As the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company has not yet engaged, but may in the future engage, in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

IMPACT OF INFLATION

         Inflation did not have a significant effect on the Company's operations during the six months ended June 30, 1997.

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



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 26, 1994, the Company was named as a defendant in a class action filed in the United States District Court, Middle District of Florida, by William A. Poulos and William Ahearn, respectively, each of whom asserted claims on behalf of themselves and "all other similarly situated" parties (the plaintiffs). The suit was filed against Sodak and approximately 41 other defendants (the defendants). These initial two lawsuits were transferred to Nevada and consolidated with a September 16, 1995 third lawsuit filed in the United States District Court, District of Nevada, by Larry Schreier, which also named the Company as a defendant, along with the same 41 other defendants. Additionally, a class action was filed in the United States District Court, Middle District of Florida, by William Poulos, against various cruise lines (the "Cruise Ship" case). While the "Cruise Ship" case did not name the Company as a defendant, it has been transferred to Nevada and consolidated with the above named cases pursuant to an order issued by Judge David Ezra in December, 1996.

         All of the above mentioned actions (the consolidated action) involve defendants who are involved in the gaming business as either a gaming machine manufacturer, distributor, casino operator, or cruise ship operator. The consolidated action arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

         In his consolidation order of December, 1996, Judge Ezra ordered the plaintiffs to file a consolidated amended complaint. He also ordered that all prior motions to dismiss be deemed withdrawn, with leave for the defendants to refile them upon receipt of the consolidated amended complaint. He also ordered that the consolidated amended complaint have no substantive changes from the original complaints on file.

         Contrary to Judge Ezra's order, the consolidated amended complaint was filed with many substantive changes, some of them directly contradicting the order. Consequently, the defendants, through a "steering committee" formed pursuant to the same order, filed a motion to strike the consolidated amended complaint. The defendants, also through the steering committee, filed motions to dismiss on the grounds of failure to state a claim and failure to plead fraud with particularity.

         The plaintiffs responded to defendants' motions of May 2, 1997 and the defendants filed their replies on May 23, 1997. The motions are currently under advisement and the parties are awaiting a ruling by the court.

         The Company believes the Consolidated action is without merit. The Company intends to vigorously pursue all legal defenses available to it and to participate in the defense as fully as possible through the defendants' steering committee.



Item 2.  Changes in Securities

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 6, 1997 for the purposes of electing members of the Board of Directors of the Company and to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997.

         There were 22,757,688 shares of Common Stock entitled to vote at the meeting and a total of 21,934,598 shares (96.38%) were represented at the meeting. The shareholder voting was as follows:

1.   Election of Directors:

                                                       WITHHOLD
                                        FOR            AUTHORITY
                                    ----------         ---------
     Michael G. Wordeman            21,912,934            21,664
     Roland W. Gentner              21,912,934            21,664
     Thomas Celani                  21,913,034            21,564
     Colin V. Reed                  21,912,734            21,864
     Manuel Lujan, Jr.              21,911,934            22,664
     Ronnie Lopez                   21,912,734            21,864

2. To ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997:

     For - 21,913,611  Against - 4,099  Abstain - 16,888  Broker Non-Vote -  0

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


Date:    August 13, 1997


                                               SODAK GAMING, INC.

                                               By: \s\  David R. Johnson
                                                   David R. Johnson
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                            Sequentially
Number                                                             Numbered Page
------                                                             -------------
 11.1     Calculation of Earnings Per Common and Common                  24
          Equivalent Share

  27      Financial Data Schedule (submitted with the
          EDGAR filing only)