Form 10-Q
period 1997-09-30
SODAK GAMING INC
filed 1997-11-13
CIK 903856

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________


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

         Yes  ___X___       No ______

At September 30, 1997, there were outstanding 22,758,408 shares of the Company's common stock.

                                  Page 1 of 23
                              Exhibit Index Page 22

                               Sodak Gaming, Inc.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Statements of Earnings for the three months ended
                  September 30, 1997 and 1996                                                             3

              Consolidated Statements of Earnings for the nine months ended
                  September 30, 1997 and 1996                                                             4

              Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996                  5

              Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1997 and 1996                                                             7

              Notes to Consolidated Financial Statements                                                  8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9

PART II.      OTHER INFORMATION

     Item 1.  Legal proceedings                                                                          19

     Item 2.  Changes in Securities                                                                      20

     Item 3.  Defaults Upon Senior Securities                                                            20

     Item 4.  Submission of Matters to a Vote of Security Holders                                        20

     Item 5.  Other Information                                                                          20

     Item 6.  Exhibits and Reports on Form 8-K                                                           20

SIGNATURES                                                                                               21

EXHIBIT INDEX                                                                                            22


                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               Sodak Gaming, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                   (Unaudited)

                                                    Three Months Ended September 30,
                                                    -------------------------------
                                                         1997              1996
                                                    -------------     -------------
Revenue:
   Product sales                                    $  15,157,022     $  45,492,183
   Gaming operations                                   15,043,824        13,873,296
   Wide area progressive systems                        3,956,329         2,287,516
   Financing income on notes receivable and
      other financing arrangements                      1,478,993         1,448,928
                                                    -------------     -------------
      Total revenue                                    35,636,168        63,101,923
                                                    -------------     -------------

Costs and expenses:
   Cost of product sales                               11,675,522        36,028,977
   Gaming operations                                   13,082,754        11,281,012
   Selling, general and administrative                  4,235,626         6,838,635
   Interest and financing costs                         1,001,154           699,942
                                                    -------------     -------------
      Total costs and expenses                         29,995,056        54,848,566
                                                    -------------     -------------

Income from operations                                  5,641,112         8,253,357

Other income (expense), net                                34,494           (29,206)
                                                    -------------     -------------

Earnings before income taxes                            5,675,606         8,224,151

Provision for income taxes                              2,116,196         3,004,528
                                                    -------------     -------------

Net earnings                                        $   3,559,410     $   5,219,623
                                                    =============     =============

Earnings per common and common equivalent share     $        0.16     $        0.23
                                                    =============     =============

Weighted average number of common and common
   equivalent shares outstanding                       22,882,130        23,083,239
                                                    =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                   (Unaudited)

                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                         1997              1996
                                                    -------------     -------------
Revenue:
   Product sales                                    $  40,824,201     $  86,070,431
   Gaming operations                                   42,832,610        23,112,335
   Wide area progressive systems                        9,869,684         5,900,626
   Financing income on notes receivable and
      other financing arrangements                      4,547,966         4,351,793
                                                    -------------     -------------
      Total revenue                                    98,074,461       119,435,185
                                                    -------------     -------------

Costs and expenses:
   Cost of product sales                               31,650,331        67,322,385
   Gaming operations                                   39,529,610        15,762,567
   Selling, general and administrative                 13,309,682        15,769,659
   Interest and financing costs                         2,624,356         1,667,169
                                                    -------------     -------------
      Total costs and expenses                         87,113,979       100,521,780
                                                    -------------     -------------

Income from operations                                 10,960,482        18,913,405
                                                    -------------     -------------

Other income:

   Gain on sale of receivables                            536,527                 0
   Other, net                                              62,229             1,602
                                                    -------------     -------------
      Total other income                                  598,756             1,602
                                                    -------------     -------------

Earnings before income taxes                           11,559,238        18,915,007

Provision for income taxes                              4,293,136         6,916,332
                                                    -------------     -------------

Net earnings                                        $   7,266,102     $  11,998,675
                                                    =============     =============

Earnings per common and common equivalent share     $        0.32     $        0.52
                                                    =============     =============

Weighted average number of common and common
   equivalent shares outstanding                       22,911,488        22,946,429
                                                    =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                 September 30,       December 31,
                                                                     1997               1996 *
                                                                --------------      --------------
                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                     $    3,575,868      $    4,077,107
   Receivables:
      Trade accounts, net of allowance for doubtful accounts         15,215,664          20,258,980
      Short-term notes receivable                                    12,988,083             391,018
      Notes receivable, current maturities                           18,656,907          23,197,351
      Accrued interest                                                1,038,055             570,024
   Inventories:
      Gaming machines                                                22,300,686          16,410,597
      Parts and other gaming accessories                              3,170,379           4,225,674
   Prepaid expenses                                                   1,597,899           1,674,172
   Refundable income taxes                                                    0             875,000
   Deferred income taxes                                                913,000             553,000
                                                                 --------------      --------------
         Total current assets                                        79,456,541          72,232,923
                                                                 --------------      --------------

Property and equipment:
   Land and improvements                                              1,549,011           1,357,616
   Buildings and improvements                                        20,002,686          17,758,478
   Leasehold improvements                                             1,595,558           1,083,466
   Riverboat                                                         13,687,115          13,687,115
   Gaming operations equipment                                       23,766,455          23,314,614
   Office furniture and equipment                                     2,801,087           2,496,142
   Transportation equipment                                           2,313,027           2,150,488
   Shop equipment                                                       521,843             503,652
   Systems, in progress                                               2,154,753                   0
                                                                 --------------      --------------
                                                                     68,391,535          62,351,571
   Less accumulated depreciation and amortization                    (7,008,712)         (4,410,249)
                                                                 --------------      --------------
         Total property and equipment, net                           61,382,823          57,941,322
                                                                 --------------      --------------

Other assets:
   Notes receivable, net of current maturities                       23,467,764          26,657,133
   Real estate held for sale                                            566,658             596,658
   Goodwill, net                                                      7,734,827           8,155,401
   Other assets, net                                                  7,176,377           4,697,196
                                                                 --------------      --------------
         Total other assets                                          38,945,626          40,106,388
                                                                 --------------      --------------

                                                                 $  179,784,990      $  170,280,633
                                                                 ==============      ==============

* From audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       September 30,        December 31,
                                                                            1997               1996 *
                                                                       --------------      --------------
                                                                        (Unaudited)
Current liabilities:
   Accounts payable                                                    $   32,561,123      $   28,328,425
   Current maturities of long-term debt                                     3,116,000           1,751,000
   Income taxes payable                                                     1,387,395             161,615
   Accrued liabilities                                                      5,539,471           4,263,912
                                                                       --------------      --------------
         Total current liabilities                                         42,603,989          34,504,952
                                                                       --------------      --------------


Long-term debt, net of current maturities                                  20,064,803          27,188,869
                                                                       --------------      --------------


Deferred income taxes                                                       2,924,000           1,350,000
                                                                       --------------      --------------


Shareholders' equity:
   Preferred stock at $0.001 par value, 25,000,000 shares
      authorized, none issued and outstanding                                       0                   0
   Common stock at $0.001 par value, 75,000,000 shares authorized,
      22,758,408 and 22,757,688 shares issued and outstanding
      at September 30, 1997 and December 31, 1996, respectively                22,758              22,758
   Additional paid-in capital                                              64,078,355          64,072,273
   Retained earnings                                                       51,033,980          43,767,878
   Cumulative translation adjustment                                         (942,895)           (626,097)
                                                                       --------------      --------------
         Total shareholders' equity                                       114,192,198         107,236,812
                                                                       --------------      --------------





                                                                       $  179,784,990      $  170,280,633
                                                                       ==============      ==============

* From audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            Nine Months ended September 30,
                                                                           --------------------------------
                                                                                1997              1996
                                                                           -------------      -------------
Cash flows from operating activities:
   Net earnings                                                            $   7,266,102      $  11,998,675
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                         4,762,419          2,197,199
         Provision for doubtful accounts                                         575,363          2,318,668
         Deferred income taxes                                                 1,214,000            348,000
         Gain on sale of receivables                                            (536,527)                 0
         Loss on sale of property and equipment                                        0             51,347
         Changes in operating assets and liabilities:
             Trade receivables                                                 3,499,922        (29,586,628)
             Notes receivable relating  to financed sales                      1,243,297          1,121,942
             Inventories                                                      (9,836,275)        (9,932,175)
             Prepaid expenses                                                     76,273           (485,852)
             Accounts payable                                                  3,988,759         29,167,605
             Accrued liabilities                                               1,275,559          1,053,705
             Income taxes payable, net of refundable income taxes              2,100,780           (178,213)
                                                                           -------------      -------------

             Net cash provided by operating activities                        15,629,672          8,074,273
                                                                           -------------      -------------

Cash flows from investing activities:
   Cash advanced on notes receivable                                          (3,877,036)        (5,195,703)
   Payments received on notes receivable                                       4,048,433          3,918,024
   Purchases of property and equipment                                        (7,723,071)        (8,910,662)
   Proceeds from sale of property and equipment                                        0            501,801
   Increase in amounts due from riverboat lessee, prior to acquitision                 0         (2,630,945)
   Principal payments received on direct financing-type lease                          0            338,057
   Purchase of Gamblers Supply Management Company,
      net of cash acquired                                                             0            237,571
   Increase in other assets                                                   (2,786,942)        (2,632,223)
                                                                           -------------      -------------

             Net cash used in investing activities                           (10,338,616)       (14,374,080)
                                                                           -------------      -------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                         23,750,000         27,250,000
   Principal repayments of long-term debt                                    (37,049,067)       (18,666,646)
   Proceeds from sale leaseback transaction                                    7,540,000                  0
   Net proceeds from exercise of stock options                                     6,082            260,512
                                                                           -------------      -------------

             Net cash provided by (used in) financing activities              (5,752,985)         8,843,866
                                                                           -------------      -------------

Effect of exchange rate changes on cash and cash equivalents                     (39,310)                 0
                                                                           -------------      -------------

             Net increase (decrease) in cash and cash equivalents               (501,239)         2,544,059

Cash and cash equivalents, beginning of period                                 4,077,107            974,221
                                                                           -------------      -------------

Cash and cash equivalents, end of period                                   $   3,575,868      $   3,518,280
                                                                           =============      =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $   2,497,173      $   1,350,578
   Cash paid during the period for income taxes                            $     978,424      $   6,771,941

Supplemental schedule of noncash investing activity:
   Gaming machine inventory transferred to
      gaming operations equipment                                          $           0      $   3,135,349


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

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

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


Note 2 - Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant effect on earnings per share.

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

     As part of this strategy, the Company implemented the first interstate wide area progressive systems and has entered the Iowa riverboat casino market and emerging gaming markets in Latin America, where it develops, equips and operates gaming halls and routes and a casino. In 1996, the Company acquired the operating company of the MISS MARQUETTE riverboat casino, Gamblers Supply Management Company (GSMC), and assumed full operational responsibility of the casino entertainment facility, which also includes a restaurant, lounge, marina and hotel. The Company also began a casino operation in Ecuador and a video bingo gaming hall in Brazil. In addition, the Company entered into an agreement with the Confederacao Brasileira de Futebol (CBF, or the Brazilian Soccer Federation) to own and operate linked progressive video gaming systems in Brazil. In January 1997, the Company entered into a joint venture agreement with IGT and Dreamport (a wholly-owned subsidiary of GTECH Holdings) to proceed with the development and operations of this system. The three companies will share equally in the investment funding, expenses and profits or losses of the CBF project.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net earnings for the three months ended September 30, 1997 decreased 32% to $3.6 million, or $0.16 per share, compared to net earnings of $5.2 million, or $0.23 per share, for the three months ended September 30, 1996. The primary factors causing the decrease in net earnings were decreased product sales and lower margins in gaming operations. Total revenue decreased 44% to $35.7 million in 1997, compared to $63.1 million in 1996. Total costs and expenses decreased 45% to $30.0 million in 1997, compared to $54.8 million in 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased 21% to $8.2 million in 1997 compared to $10.3 million in 1996. EBITDA is a commonly used calculation to measure operating performance. The Company includes EBITDA in its results of operations to assist interpretation of financial performance; however, the Company's principal financial measures are net earnings and earnings per share.

PRODUCT SALES

     Revenue from product sales decreased 67% to $15.2 million in 1997 compared to $45.5 million in 1996. The decrease in 1997 was due to a 61% decrease in machine sales revenue to $12.4 million in 1997 compared to $31.6 million in 1996 and an 80% decrease in ancillary gaming and non-gaming product sales revenue to $2.8 million in 1997 compared to $13.9 million in 1996. In 1997, the Company is continuing its strategy of being a full-service provider to its customers by expanding its product line to include additional gaming and non-gaming products and supplies.

     New gaming machine shipments decreased 66% to approximately 1,780 machines in 1997 compared to approximately 5,230 machines in 1996. In 1997, 80% of the new machine shipments were to casinos in Arizona, Louisiana and North Carolina. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

     The cost of product sales decreased 68% to $11.7 million in 1997, from $36.0 million in 1996. This decrease was attributable to the decreased sales volume of new machines and ancillary gaming and non-gaming products. The gross margin on product sales increased to 23.0% in 1997 as compared to 20.8% in 1996. The improvement in the gross margin was primarily due to a decrease in the percentage of sales qualifying for cash discounts.

     The Company does not anticipate that new machine shipments in calendar year 1997 will attain last year's record level. The third quarter of 1996 recorded the highest amount of product sales revenue in the Company's history due primarily to shipments to two large casinos.

GAMING OPERATIONS

     Gaming operations revenue increased 8% or $1.1 million to $15.0 million in 1997, from $13.9 million in 1996. This increase was primarily attributable to an increase in revenue earned from the MISS MARQUETTE and the growth of gaming operations in Latin America. Direct costs of gaming operations increased 16% or $1.8 million to $13.1 million in 1997, compared to $11.3 million in 1996.

DOMESTIC GAMING OPERATIONS

     MISS MARQUETTE. GSMC, the management company of the MISS MARQUETTE, was acquired on July 1, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of the MISS MARQUETTE since July 1, 1996, are included in the consolidated statements of earnings. The riverboat casino and entertainment facility had 698 machines and 36 table games at September 30, 1997. It is located on the Mississippi River at Marquette, Iowa.

     Revenue from the MISS MARQUETTE amounted to $9.1 million in 1997 compared to $8.3 million in 1996. Direct operating costs were $7.8 million in 1997 and $6.9 million in 1996. Management is implementing measures to improve operating performance. However, there can be no assurance that such improvement will be realized due to the public's acceptance of gaming and other factors affecting performance.

     PARTICIPATION WITH HARRAH'S. The Company recognized revenue of $0.4 million in both 1997 and 1996 as its share of Harrah's Entertainment, Inc.'s (Harrah's) management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company).

INTERNATIONAL GAMING OPERATIONS

     As part of its strategy to increase its recurring revenue sources, in 1996 the Company expanded its operation of gaming halls and routes in Peru, established a gaming hall in Brazil, and established a casino in Ecuador.

     PERU. The Company operates gaming halls and route operations in Peru. In the fall of 1996, the Peruvian government announced that it would implement regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government and imposed a 200% increase in the per-machine tax which became effective in October 1996. Among other regulatory changes announced in January 1997 were (i) minimum machine requirements at gaming halls - in Lima, gaming halls must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location; and (ii) a requirement that machine refurbishments must be certified by manufacturers. The

Company continues its efforts to comply with these requirements and expects to be in full compliance within the time frame allowed by the regulators.

     Revenue decreased 8% to $3.5 million in 1997 compared to $3.8 million in 1996. This resulted primarily from a decrease in the number of machines in operation due to the closing of certain locations where the Company determined that compliance with new regulations was not cost-effective. Direct operating costs increased 8% to $3.2 million in 1997 compared to $3.0 million in 1996 as a result of the increase in the gaming tax, increased advertising and promotion, increased administrative and reorganization costs relating to regulatory changes, and carrying costs associated with certain locations whose openings were affected by regulatory and licensing delays. The number of machines in operation at September 30, 1997 was approximately 830 at 12 locations. Three locations were opened in late October 1997 bringing the total number of machines in operation to approximately 1,120 at 15 locations. Approximately 1,150 machines at 20 locations were in operation at September 30, 1996.

     BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Revenue was $1.5 million in 1997 compared to $1.1 million in 1996. Direct costs were $1.4 million in 1997 compared to $1.0 million in 1996. Management is implementing measures to improve operating performance. However, there can be no assurance that such improvement will be realized due to the regulatory nature of gaming, the public's acceptance of gaming and other factors affecting performance.

     In 1996, the Company entered into an agreement with the CBF to provide and operate a video gaming system in Brazil. In January 1997, the Company entered into a joint venture agreement with IGT and Dreamport to proceed with the development and operations of this system. Pursuant to the agreement, the three companies would share equally in the investment funding, expenses and profits or losses of the CBF project. Among other provisions, the joint venture agreement provides for early termination, upon written notice, if a minimum of 1,000 video gaming machines are not linked to a central computer system operated by the joint venture by January 27, 1998.

     The operation of the system is subject to the CBF obtaining regulatory approval in each state where the proposed system is to be offered. The agreement provides for systems to be operational no later than 180 days after regulatory authorization is obtained by the CBF. Project documentation and requests for regulatory authorization have been submitted for approval in four states or jurisdictions: Rio de Janeiro, Goias, the Federal District of Brasilia, and Minas Gerais. In addition, regulatory approval is being pursued in the states of Sao Paulo and Rio Grande de Sul. However, there can be no assurance that such approvals will be obtained or that systems will become operational.

     ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 13 table games. Revenue in 1997 was $0.5 million compared to $0.3 in 1996. Direct costs associated with the operation were $0.6 million in 1997 compared to $0.4 million in 1996.

WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased 73% to $4.0 million in 1997 compared to $2.3 million in 1996. This resulted from the increase in the number of machines on the systems. Comparing September 30, 1997 to September 30, 1996, the Company implemented systems in two additional states, Minnesota and

Kansas; three new systems became operational, WHEEL OF FORTUNE, WHEEL OF GOLD and HIGH ROLLERS; and the number of machines on the systems increased to approximately 1,560 from approximately 1,100 at the end of the third quarter of 1996. At September 30, 1997, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At September 30, 1997, 12 systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, WHEEL OF FORTUNE (which began interstate operations in March 1997 and intrastate operations in September 1997), WHEEL OF GOLD (which began operating in July 1997) and HIGH ROLLERS (which began operating in August
1997).

     Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems as it proceeds with its strategy to place additional systems and machines in jurisdictions currently permitting the operation of wide area progressive systems. However, there can be no assurance that such additional systems or machines will be placed due to the public's acceptance of these systems or the entry of competing systems of other gaming companies.

FINANCING

     Financing income on notes receivable and other financing arrangements increased 2% to $1.5 million in 1997, compared to $1.4 million in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 38% to $4.2 million in 1997, from $6.8 million in 1996. The decrease is primarily attributable to a $2 million charge taken in the third quarter of 1996 as a result of a $2.7 million write off of receivables relating to the development of a television video bingo lottery system in the Czech Republic.

INTEREST AND FINANCING COSTS

     Interest and financing costs increased 43% to $1.0 million in 1997, from $0.7 million in 1996. The increase in interest and financing costs was primarily the result of increased borrowings during 1997 to fund working capital needs. The Company believes that interest and financing costs will continue to increase in future years as the Company pursues its growth strategy.

INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 32% decrease in income from operations to $5.7 million in 1997, from $8.3 million in 1996. As a percentage of revenue, income from operations increased to 15.8% in 1997, from 13.1% in 1996. The increase in the operating margin was primarily the result of the increase in wide area progressive systems revenue (which has a higher margin than other revenue sources) and the decrease in selling, general and administrative expenses.

OTHER

     Earnings before income taxes decreased 31% to $5.7 million in 1997, compared to $8.2 million in 1996. Provision for income taxes was $2.1 million in 1997, compared to $3.0 million in 1996, representing 37.3% and 36.5% of earnings before income taxes for 1997 and 1996, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net earnings for the nine months ended September 30, 1997 decreased 39% to $7.3 million, or $0.32 per share, compared to net earnings of $12.0 million, or $0.52 per share, for the nine months ended September 30, 1996. The primary factors causing the decrease in net earnings were decreased product sales and lower margins in gaming operations. Total revenue decreased 18% to $98.1 million in 1997, compared to $119.4 million in 1996. Total costs and expenses decreased 13% to $87.1 million in 1997, compared to $100.5 million in 1996. EBITDA decreased 17% to $18.9 million in 1997 compared to $22.8 million in 1996. EBITDA is a commonly used calculation to measure operating performance. The Company includes EBITDA in its results of operations to assist interpretation of financial performance; however, the Company's principal financial measures are net earnings and earnings per share.

PRODUCT SALES

     Revenue from product sales decreased 53% to $40.8 million in 1997 compared to $86.1 million in 1996. The decrease in 1997 was due to a 50% decrease in machine sales revenue to $31.0 million in 1997 compared to $61.8 million in 1996 (including $5.3 million and $0.7 million of used machines sales in 1997 and 1996, respectively) and a 60% decrease in ancillary gaming and non-gaming product sales revenue to $9.8 million in 1997 compared to $24.2 million in 1996. In 1997, the Company is continuing its strategy of being a full-service provider to its customers by expanding its product line to include additional gaming and non-gaming products and supplies.

     New gaming machine shipments decreased 62% to approximately 3,870 machines in 1997 compared to approximately 10,100 machines in 1996. In 1997, 66% of the new machine shipments were to casinos in Arizona, Kansas, Louisiana, Michigan and North Carolina. Product sales also included the sale of approximately 1,820 used machines in 1997 compared to approximately 200 used machines in 1996. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

     The cost of product sales decreased 53% to $31.7 million in 1997, from $67.3 million in 1996. This decrease was attributable to the decreased sales volume of new machines and ancillary gaming and non-gaming products. The gross margin on product sales increased to 22.5% in 1997 as compared to 21.8% in 1996. The improvement in the gross margin was primarily due to a decrease in the percentage of sales qualifying for cash discounts.

     The Company does not anticipate that new machine shipments in calendar year 1997 will attain last year's record level. The second and third quarters of 1996 recorded the two highest quarterly amounts of product sales revenue in the Company's history due primarily to shipments to three large casinos.

GAMING OPERATIONS

     Gaming operations revenue increased 85% or $19.7 million to $42.8 million in 1997, from $23.1 million in 1996. This increase was primarily attributable to the July 1, 1996 acquisition of GSMC and the growth of gaming operations in Latin America. Direct costs of gaming operations increased 151% or $23.7 million to $39.5 million in 1997, compared to $15.8 million in 1996.

DOMESTIC GAMING OPERATIONS

     MISS MARQUETTE. GSMC, the management company of the MISS MARQUETTE, was acquired on July 1, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of the MISS MARQUETTE since July 1, 1996, are included in the consolidated statements of earnings. The riverboat casino and entertainment facility had 698 machines and 36 table games at September 30, 1997. It is located on the Mississippi River at Marquette, Iowa.

     Revenue from the MISS MARQUETTE amounted to $24.6 million in 1997 compared to $8.3 million in 1996. Direct operating costs were $22.8 million in 1997 and $6.9 million in 1996. Prior to its acquisition, the Company leased the riverboat vessel to GSMC, providing the Company $3.3 million in lease revenue in 1996. Management is implementing measures to improve operating performance. However, there can be no assurance that such improvement will be realized due to the public's acceptance of gaming and other factors affecting performance.

     PARTICIPATION WITH HARRAH'S. The Company recognized revenue of $1.5 million in 1997 and $1.2 million in 1996 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company).

INTERNATIONAL GAMING OPERATIONS

     As part of its strategy to increase its recurring revenue sources, in 1996 the Company expanded its operation of gaming halls and routes in Peru, established a gaming hall in Brazil, and established a casino in Ecuador.

     PERU. The Company operates gaming halls and route operations in Peru. In the fall of 1996, the Peruvian government announced that it would implement regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government and imposed a 200% increase in the per-machine tax which became effective in October 1996. Among other regulatory changes announced in January 1997 were (i) minimum machine requirements at gaming halls - in Lima, gaming halls must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location; and (ii) a requirement that machine refurbishments must be certified by manufacturers. The Company continues its efforts to comply with these requirements and expects to be in full compliance within the time frame allowed by the regulators.

     Revenue increased 33% or $2.8 million to $11.1 million in 1997 compared to $8.3 million in 1996. The increase is primarily the result of an increase in the average number of machines in operation. Direct operating costs increased 63% or $4.3 million to $11.2 million in 1997 compared to $6.9 million in 1996 as a result of an increase in the average number of machines in operation, the increase in the gaming tax, increased advertising and promotion, the expensing of leasehold improvements and pre-opening costs at locations where leases were terminated in order to comply with new regulations, increased administrative and reorganization costs relating to regulatory changes, and carrying costs associated with certain locations whose openings were affected by regulatory and licensing delays.

     The Company determined that compliance with new regulations in certain locations was not cost-effective and subsequently closed them. The number of machines in operation at September 30, 1997 was approximately 830 at 12 locations. Three locations were opened in late October 1997 bringing the total number in operation to approximately 1,100 at 15 locations. Approximately 1,150 machines at 20 locations and 1,300 machines at 21 locations were in operation at September 30, 1996 and December 31, 1996, respectively. The changes in the number of machines and locations are a result of the Company's compliance with new regulations.

     BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Revenue was $4.2 million in 1997 and $1.4 million in 1996. Direct costs were $4.1 million in 1997 and $1.2 million in 1996. Management is implementing measures to improve operating performance. However, there can be no assurance that such improvement will be realized due to the regulatory nature of gaming, the public's acceptance of gaming and other factors affecting performance.

     In 1996, the Company entered into an agreement with the CBF to provide and operate a video gaming system in Brazil. In January 1997, the Company entered into a joint venture agreement with IGT and Dreamport to proceed with the development and operations of this system. Pursuant to the agreement, the three companies would share equally in the investment funding, expenses and profits or losses of the CBF project. Among other provisions, the joint venture agreement provides for early termination, upon written notice, if a minimum of 1,000 video gaming machines are not linked to a central computer system operated by the joint venture by January 27, 1998.

     The operation of the system is subject to the CBF obtaining regulatory approval in each state where the proposed system is to be offered. The agreement provides for systems to be operational no later than 180 days after regulatory authorization is obtained by the CBF. Project documentation and requests for regulatory authorization have been submitted for approval in four states or jurisdictions: Rio de Janeiro, Goias, the Federal District of Brasilia, and Minas Gerais. In addition, regulatory approval is being pursued in the states of Sao Paulo and Rio Grande de Sul. However, there can be no assurance that such approvals will be obtained or that systems will become operational.

     ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 13 table games. Revenue in 1997 was $1.5 million compared to $0.5 million in 1996. Direct costs associated with the operation were $1.4 million in 1997 compared to $0.7 million in 1996.

WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased 67% to $9.9 million in 1997 compared to $5.9 million in 1996. This resulted from the increase in the number of machines on the systems. Comparing September 30, 1997 to September 30, 1996, the Company implemented systems in two additional states, Minnesota and Kansas; three new systems became operational, WHEEL OF FORTUNE, WHEEL OF GOLD and HIGH ROLLERS; and the number of machines on the systems increased to approximately 1,560 from approximately 1,100 at the end of the third quarter of 1996. At September 30, 1997, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At September 30, 1997, 12 systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, WHEEL OF FORTUNE (which began interstate operations in March 1997 and intrastate operations in September 1997), WHEEL OF GOLD (which began operating in July 1997) and HIGH ROLLERS (which began operating in August 1997).

     Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems as it proceeds with its strategy to place additional systems and machines in jurisdictions currently permitting the operation of wide area progressive systems. However, there can be no assurance that such additional systems or machines will be placed due to the public's acceptance of these systems or the entry of competing systems of other gaming companies.

FINANCING

     Financing income on notes receivable and other financing arrangements increased 5% to $4.5 million in 1997, compared to $4.3 million in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 16% to $13.3 million in 1997, from $15.8 million in 1996. The decrease is primarily attributable to a $2 million charge taken in the third quarter of 1996 as a result of a $2.7 million write off of receivables relating to the development of a television video bingo lottery system in the Czech Republic.

INTEREST AND FINANCING COSTS

     Interest and financing costs increased 57% to $2.6 million in 1997, from $1.7 million in 1996. The increase in interest and financing costs was primarily attributable to increased borrowings during 1997 for working capital needs and the assumption of debt in connection with the acquisition of GSMC. The Company believes that interest and financing costs will continue to increase in future years as the Company pursues its growth strategy.

INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 42% decrease in income from operations to $11.0 million in 1997, from $18.9 million in 1996. As a percentage of revenue, income from operations decreased to 11.2% in 1997, from 15.8% in 1996. The decrease in the operating margin was primarily the result of decreased product sales (which have higher margins than gaming operations) and lower margins in gaming operations.

OTHER

     Other income includes $0.5 million of income recognized as a result of the sale of receivables at a premium in 1997. Earnings before income taxes decreased 39% to $11.6 million in 1997, compared to $18.9 million in 1996. Provision for income taxes was $4.3 million in 1997, compared to $6.9 million in 1996, representing 37.1% and 36.6% of earnings before income taxes for 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Working capital decreased $0.9 million to $36.9 million during the nine months ended September 30, 1997. This decrease is due to a $7.2 million increase in current assets and an $8.1 million increase in current liabilities.

CASH FLOWS

     During the nine months ended September 30, 1997, the Company's cash and cash equivalents decreased $0.5 million to $3.6 million. Cash provided by operating activities was $15.6 million in 1997 compared to $8.1 million provided in 1996. The cash flows from operations for 1997 were primarily affected by net income, depreciation and amortization, and changes in receivables, inventories, accounts payable and income taxes.

     Cash used in investing activities amounted to $10.3 million in 1997 and $14.4 million in 1996. Cash used in investing activities consisted primarily of $3.9 million and $5.2 million advanced on notes receivable for customer financing in 1997 and 1996, respectively; $7.7 million and $8.9 million used to purchase property and equipment in 1997 and 1996, respectively; $2.8 million and $2.6 million increase in other assets in 1997 and 1996, respectively; and $2.6 million increase in amounts due from riverboat lessee, prior to the acquisition of GSMC, in 1996. The 1997 property and equipment purchases were primarily attributable to a building addition to the corporate facility, progress costs for purchase of hardware and software and implementation of a new corporate information system and gaming operations equipment. The increase in other assets during 1997 was primarily due to capitalizing start-up costs associated with the CBF project. Cash used in investing activities was partially offset by $4.0 million and $3.9 million in payments received on notes receivable from customer financing in 1997 and 1996, respectively.

     Financing activities used $5.8 million cash in 1997 compared to $8.8 million provided in 1996. Cash used in financing activities in 1997 consisted primarily of principal repayments of long-term borrowings under a revolving credit facility, while cash provided in 1996 was primarily a result of net proceeds of long-term borrowings under the revolving credit facility. The reduction of debt since December 31, 1996 was primarily a result of cash flows from operations.

INDEBTEDNESS/LINES OF CREDIT

     The Company had $23.2 million of debt outstanding at September 30, 1997. Of that amount, $11.5 million was borrowed under a long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. The amount available under Tranche B is reduced by $1.875 million quarterly beginning in June 1997. As a result, the maximum credit amount under the revolving credit facility was $46.25 million at September 30, 1997. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The unused portion of the revolving credit facility is subject to a commitment fee, based upon a calculation as defined in the revolving credit agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate, federal funds rate plus 1% or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat.

     During 1997, the Company entered into a sale-leaseback arrangement involving the sale of certain MISS MARQUETTE furniture and equipment for $7.5 million which approximated book value. The transaction was accounted for as a financing, whereby the property remains on the books and continues to be depreciated. A financing obligation representing the proceeds was recorded and is reduced based on payments made under the arrangement. As of September 30, 1997, approximately $7.3 million related to this financing obligation is included in debt outstanding. The financing arrangement has a term of four years and requires monthly payments of approximately $233,000. Upon expiration of the arrangement, the Company will own the furniture and equipment.

     Of the remaining $4.4 million of debt, $2.8 million relates to debt payable to the former shareholders of GSMC, $1.1 million relates to various other debt secured by certain property of the MISS MARQUETTE riverboat casino and $0.5 million is secured by certain transportation equipment.

CAPITAL COMMITMENTS

     During 1994, the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company also guaranteed the $8 million debt and in return receives a loan guarantee fee based on a percentage of the outstanding loan balance. As of November 11, 1997, the outstanding loan balance was approximately $1.0 million. The loan guarantee agreement allows the management company to borrow back prepaid amounts. At November 11, 1997, up to $1.5 million was available under the borrow-back provision.

     During 1996, the Company entered into an agreement with the CBF to own and operate, on behalf of the CBF, linked progressive video gaming systems in Brazil. In January 1997, the Company, IGT and Dreamport formed a joint venture for purposes of development and operation of the CBF project under which equity, loans, and profits or losses will be shared equally. Under the terms of the joint venture agreement, the Company has committed to provide initial equity and loans of up to $4 million. In addition, as of September 30, 1997, the Company has incurred start-up costs associated with the CBF project of approximately $5.4 million which are included in other assets in the consolidated balance sheets.

     On October 23, 1997, the Company announced that it was investing in a riverboat casino, hotel and retail complex in Shreveport, Louisiana, through a joint venture with Hollywood Casino Corporation (Nasdaq: HWCC) and New Orleans Paddlewheels. The proposed $137.5 million project, to be managed by Hollywood Casino, is pending regulatory approval by the Louisiana Gaming Control Board
(LGCB). The project is to be financed by an equity investment from each of the joint venture partners of $12.5 million and by arranging debt financing for the remaining amount of approximately $100 million, which is being pursued. The Company's participation in the project is contingent upon 1) obtaining regulatory approval of the project by the LGCB; 2) the Company's obtaining a gaming license in Louisiana; and 3) the joint venture's obtaining necessary debt financing.

INTERNATIONAL OPERATIONS

     Approximately 17% of total revenue for the nine months ended September 30, 1997 was derived outside of the United States, compared to 9% in 1996. International operations are subject to certain risks, including but not limited to unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its international operations. As the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company has not yet engaged, but may in the future engage, in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

IMPACT OF INFLATION

     Inflation did not have a significant effect on the Company's operations during the nine months ended September 30, 1997.

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




Date:    November 11, 1997

                                          SODAK GAMING, INC.

                                          By:  \s\  David R. Johnson
                                              ---------------------------------
                                              David R. Johnson
                                              Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                             Sequentially
Number                                                             Numbered Page
------                                                             -------------

11.1    Calculation of Earnings Per Common and Common Equivalent Share        23

27      Financial Data Schedule (submitted with the EDGAR filing only)