Form 10-K
period 1997-12-31
SODAK GAMING INC
filed 1998-03-31
CIK 903856

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997          Commission File No. 0-21754

                               SODAK GAMING, INC.
             (Exact name of registrant as specified in its charter)

                                  SOUTH DAKOTA
         (State or other jurisdiction of Incorporation or organization)


                                   46-0407053
                      (I.R.S. Employer Identification No.)


                          5301 S. HIGHWAY 16                          57701
                       RAPID CITY, SOUTH DAKOTA                    (Zip Code)
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (605) 341-5400 Securities registered pursuant to Section 12(b) of the Act: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock $0.001 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  _X_               No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $77,796,411 (based on the last sale price of such stock as reported on the Nasdaq National Market).

The number of shares outstanding of the registrant's common stock, as of March 20, 1998, was: Common Stock, $0.001 par value: 22,758,408 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from the Registrant's definitive Proxy Statements to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                TABLE OF CONTENTS


                    PART I

Item 1.         Business                                                               3

Item 2.         Properties                                                            26

Item 3.         Legal Proceedings                                                     26

Item 4.         Submission of Matters to a Vote of Security Holders                   27


                    PART II

Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters  27

Item 6.         Selected Financial Data                                               28

Item 7.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                         29

Item 8.         Consolidated Financial Statements                                     40

Item 9.         Changes In and Disagreements With Accountants on Accounting
                    and Financial Disclosures                                         61



                   PART III

Item 10.        Directors and Executive Officers of the Registrant                    61

Item 11.        Executive Compensation                                                61

Item 12.        Security Ownership of Certain Beneficial Owners and Management        61

Item 13.        Certain Relationships and Related Transactions                        61


                    PART IV
Item 14.        Exhibits, Consolidated Financial Statement Schedule
                    and Reports on Form 8-K                                           62

                Signatures                                                            65

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

      Sodak Gaming, Inc. (the Company or Sodak) is a leading distributor and financier of gaming equipment and a broad range of gaming-related products and services and a provider of wide area progressive systems, primarily to Native American casinos. In addition, the Company operates: 1) gaming halls and route operations in Peru beginning in May 1995; 2) a casino entertainment facility in Quito, Ecuador beginning in March 1996; 3) a gaming hall in Rio de Janeiro, Brazil beginning in June 1996, which was converted to a route operation in December 1997; and 4) the MISS MARQUETTE riverboat casino entertainment facility (MISS MARQUETTE) in Marquette, Iowa beginning in July 1996.

      Product sales are primarily derived from the sale and distribution of gaming equipment manufactured by International Game Technology (IGT) under an exclusive distributorship agreement. The distributorship agreement has recently been extended to May 2001, at which time it continues for two-year renewal periods unless canceled by either party. The agreement grants the Company the exclusive right to distribute IGT manufactured or assembled gaming machines to casinos located on Native American lands in the United States (except Nevada, New Jersey and Hawaii) and to non-Native American purchasers in South Dakota, North Dakota and Wyoming. The agreement restricts the Company from selling competing products and is subject to review and renewal upon significant change in control of the Company (see "Relationship with IGT" on page 7).

      The Company also has an exclusive agreement with IGT to provide and market wide area progressive systems to Native American casinos. This agreement continues as long as a progressive system is operating. The Company also has an exclusive agreement with IGT to provide and market a wide area progressive system to casinos in Deadwood, South Dakota.

      The Company has distributorship arrangements with several other manufacturers and suppliers of gaming-related equipment and products.

      The Company provides financing for its product sales and participates in the development, equipping and financing of gaming ventures, such as the Harrah's Phoenix Ak-Chin casino in Arizona, from which the Company participates in Harrah's management fee.

      In October 1997, the Company announced it has agreed to form a venture with Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels (NOP) to develop a hotel, dining, retail and riverboat casino entertainment complex on the Red River in downtown Shreveport, Louisiana.

BUSINESS STRATEGY

      The Company's business strategy is to maintain its dominant share of gaming equipment sales in the Native American market, to expand its wide area progressive systems, to maintain and increase its gaming operations in expanding domestic and international gaming jurisdictions, and to increase and strengthen its strategic alliances with other companies in the gaming industry.

      The Company's business lines are: (i) product sales; (ii) wide area progressive systems; (iii) gaming operations, which includes a riverboat casino, a land-based casino, and gaming hall and route operations; and (iv) financing. Management believes future growth may come from: 1) maintaining its dominant market share in gaming machine sales and expanding its product lines; 2) placing additional wide area progressive systems and additional machines on the systems in Native American casinos; and 3) continuing its pursuit of gaming operations. However, there can be no assurance that such growth may occur in the future, due primarily to gaming's dependence on its regulatory status and public acceptance.


PRODUCT SALES STRATEGY

      The Company believes it will continue to maintain its dominant market share in the distribution of gaming machines to the Native American gaming market. In 1997, the Company maintained its extensive product line of gaming-related and nongaming-related products and supplies. The Company's strategy is to be a "single source supplier" that provides customers with the gaming industry's most comprehensive selection of products, systems and services used by casino entertainment complexes, including their food and beverage services, lounges, entertainment venues, gift shops and promotional functions, and cage and count room functions.

      The Company believes that it is positioned to implement its product sales strategy as a result of its excellent reputation in the Native American gaming market coupled with its extensive product lines, marketing expertise and customer assistance and support after the sale. These factors have enabled Sodak to develop strong alliances and distributorship agreements with leading manufacturers in the industry, including IGT, Mikohn Gaming, Brandt, and other vendors.

      Sodak believes it holds a competitive advantage in the Native American gaming market due to several reasons, including effective business relationships with Native American tribes, strong business alliances in the gaming industry, its comprehensive offering of products, customer technical support and service, its knowledge and understanding of customer needs, and the offering of creative customer financing. Sodak continues to comply with licensing requirements with states and with resident Native American tribes that have licensing requirements. This enables Sodak to be in a position to distribute gaming machines and related products to Native American tribes as soon as possible following approval of any new tribal-state compacts.

      The Company continues to provide funds and legal support to assist Native American tribes in negotiating tribal-state compacts and obtaining regulatory approvals to commence casino operations. In order to develop and enhance its relationships with Native American tribes, Sodak will continue to share with Native American tribes its information and knowledge of the Native American gaming industry. The legal, compliance and government affairs staff continues to provide objective information and support to regulatory entities and legislative bodies.

WIDE AREA PROGRESSIVE SYSTEMS STRATEGY

      The Company's wide area progressive system strategy is to place additional wide area progressive systems and additional machines on such systems in jurisdictions permitting the operation of wide area progressive systems. In August 1994, the Company implemented the first federally approved interstate wide area progressive systems for Native American casinos as the exclusive licensing agent for IGT's proprietary systems. The Company believes that as Native American gaming continues to expand and as the gaming public desires higher jackpot payouts, the demand for wide area progressive systems could increase. Consistent with this strategy, the Company introduced new systems in 1997: WHEEL OF FORTUNE (one interstate system and one intrastate system for casinos in Arizona), WHEEL OF GOLD, HIGH ROLLERS and TOTEM POLE. In January 1998, the JEOPARDY system was added.


GAMING OPERATIONS STRATEGY

      The Company's gaming operations strategy is to pursue additional gaming operations as opportunities emerge, to implement measures improving operating performance and to execute cost-saving policies and marketing strategies. By augmenting revenue sources and adding recurring revenue streams to its revenue base, the Company believes it will strengthen its financial performance.


DOMESTIC GAMING OPERATIONS

      The Company's domestic gaming operations strategy is to improve operating performance of the MISS MARQUETTE after replacing top management in the first quarter of 1998 and implementing cost-saving policies and new marketing strategies; and to seek additional opportunities to operate and/or participate in casinos and other gaming entertainment facilities. The Company believes it is well-positioned to do so because of its strategic alliances with other gaming companies and because of its knowledge of gaming products and systems, its understanding of regulatory and governmental processes, and its marketing and gaming development expertise.

      In October 1997 the Company announced it had entered into an agreement with Hollywood and NOP to develop a riverboat casino and land-based facilities in Shreveport, Louisiana. The project plan submitted to the Louisiana Gaming Control Board (LGCB) proposes land-based facilities encompassing a 65,000 square foot Hollywood theme pavilion, three restaurants, a casino studio store and a 300 room hotel with one hundred suites. The proposed riverboat casino is to be a state of the art vessel with 30,000 square feet of gaming space accommodating 1,800 gaming positions. Finally, the proposed project includes 1,500 parking spots with 25,000 square feet of retail and entertainment space on the ground level of the parking structure. The LGCB approved the proposed project berth at Shreveport subject to and conditioned on the LGCB approval of all transfers of ownership, suitability of the parties, and acquisition of all permits and approvals necessary to complete the project.

      The gaming license for the proposed project is currently held by a partnership entity owned equally by Hilton Hotels (Hilton) and NOP. The license was originally designated for a site in New Orleans. Hilton, NOP and the City of New Orleans are negotiating an exit agreement to move the license to Shreveport. Upon receipt of LGCB approval, NOP and Hilton would transfer ownership interest in the partnership entity to Sodak and Hollywood so that NOP, Sodak and Hollywood would each own one-third of the partnership entity. Although the project received preliminary approval by the LGCB at its November 18, 1997 meeting, there can be no assurance that final regulatory approval will be obtained.

INTERNATIONAL GAMING OPERATIONS

      The Company's international gaming strategy is to expand its gaming hall and route operations and to implement cost-control policies to improve operating performance in Latin America. The Company is involved in emerging gaming markets in Latin America, where it develops and operates gaming halls and routes and a casino. The Company also has reduced staff to improve operating performance in Latin America. Sodak believes that its involvement in international markets is supported by its knowledge of gaming products and systems, its understanding of regulatory and governmental processes, and its marketing and gaming development expertise.

      In August 1996 the Company announced that it entered into an agreement with Confederacao Brasileira de Futebol (CBF) to own and operate linked progressive video gaming systems in Brazil. The Company subsequently entered into a joint venture agreement with IGT and the Dreamport division of GTECH Holdings Corporation to proceed with the development and operations of this system. However, in March 1998, the parties terminated the joint venture due to ongoing uncertainties pertaining to the regulatory status of the proposed gaming operation (see "Gaming Operations," page 20). The Company, while remaining prepared to proceed with development of the Brazilian video gaming project under the terms of its agreement with the CBF, believes that the ability to obtain requisite legal and regulatory approvals is questionable. However, the Company believes that opportunities to engage in Brazilian gaming operations still exist under other laws and regulations permitting gaming. Furthermore, the Brazilian federal legislature is considering legislation that would expand the scope of legal gaming in that country.

      The Brazilian federal legislature is considering the legalization of casino gaming. In 1996, the House of Deputies passed legislation that would authorize casino gaming and the Senate currently is proceeding with its consideration of similar legislation. Such legislation, if approved by the Senate, would then require presidential signature to become law.


FINANCING STRATEGY

      The Company provides equipment financing to serve customers and to facilitate the sales process. The Company is creative with financing arrangements, allowing customers' repayment schedules to coincide with cash flows of their casino operations. On a case-by-case basis, the Company may provide interim financing for the planning, development and construction phases of casino projects, thereby expediting these projects.


PARTICIPATIONS INVOLVING NATIVE AMERICAN CASINOS

      The Company plans to continue to finance the development, construction and equipping of Native American casinos. Such financing could be in conjunction with management contracts entered into between the casino management company and the tribes owning such casinos or with the tribes directly. The Company expects that its involvement could be in the form of loans, or the guaranty of third party loans to tribes or their management companies. For its involvement, the Company may receive an inducement payment, financing and guaranty fees, or a participation in the payments made by such tribes under the casino management arrangements. The Company currently participates in a management fee of Harrah's Entertainment, Inc. (Harrah's) in conjunction with Harrah's Phoenix Ak-Chin casino and also is currently providing financing for other casinos. The Company anticipates the pursuit of similar arrangements with both tribes and management companies.

ALLIANCES WITH INDUSTRY LEADERS

      The Company has established key alliances with several gaming industry companies as part of its strategy to augment its recurring revenue sources. Among these alliances are IGT, Harrah's, Hollywood and NOP. In 1997, the Company also entered into a joint venture agreement with Dreamport, a subsidiary of GTECH Holdings Corporation; however, this agreement was terminated in March 1998 (see "Gaming Operations," page 20). The Company will continue to seek additional strategic alliances as opportunities emerge.


RELATIONSHIP WITH IGT

      IGT is one of the world's largest manufacturers of computerized casino gaming products and proprietary gaming systems. The Company is IGT's largest customer and enjoys a mutually beneficial contractual and business relationship with IGT. Approximately 67% of the Company's product sales revenue in 1997 were derived from the sale of gaming machines manufactured by IGT under its exclusive distributorship agreement with IGT. Pursuant to this agreement, the Company has agreed not to directly or indirectly solicit orders for, sell, lease or promote the sale of any products that compete with or are similar to products offered by IGT in territories covered under the agreement.

      Sodak's original distributorship agreement with IGT, which was entered into on August 10, 1989, provided the Company with the exclusive right to distribute IGT gaming machines in Deadwood, South Dakota for a one-year period. The distributorship agreement with IGT has been modified several times. The following is a brief description of the current distributorship agreement with IGT, effective March 1998.

      Sodak holds the sole and exclusive right to distribute IGT manufactured or assembled gaming devices, slot machines, and IGT-distributed gaming machines designed or manufactured by others (collectively "products"), in North Dakota, South Dakota and Wyoming and for Native American reservations in the United States subject to the following exception: Sodak may not distribute new IGT products to anyone in Nevada, New Jersey and Hawaii. The new distributorship agreement with IGT has a three-year term through May 31, 2001 and continues thereafter for consecutive two-year renewals unless canceled by either party. Under the recently modified agreement, the Company will no longer be IGT's exclusive representative in Mexico, Canadian First Nations jurisdictions or any other international jurisdiction.

      Pursuant to its agreement with IGT, the Company purchases products from IGT at fixed discounts from the then current retail list price as established by IGT from time to time, plus freight and delivery charges. Payment by Sodak for IGT machines must be made in full within 90 days for direct shipments to Sodak customers and 135 days for Sodak stock inventories. Payments for products related to wide area progressive systems must be paid in full within 180 days. Payments made within 20 days of delivery qualify for an additional discount.

      IGT may terminate its distributorship agreement with the Company if any one of the following events occurs: (i) if ownership in or control over the Company is held by or passed to any single person or business entity, which ownership or control in the reasonable belief of IGT materially jeopardizes any IGT license or approval or creates a material conflict of interest in such person or business entity with IGT and its products; (ii) the Company has failed to use its best efforts to attain a reasonable level of sales performance or service of IGT products; (iii) the Company has directly or indirectly offered any non-IGT products which directly compete with IGT products to the extent such competitive activity is prohibited by the distributorship agreement; or (iv) the Company has failed to comply with IGT policies. IGT may only terminate the distributorship agreement after giving the Company 90 days written notice of the event of termination. The Company has 90 days from receipt of IGT's written notice to correct the activity which IGT claims gives rise to termination of the distribution agreement

      IGT may also terminate the distributorship agreement if: (i) the Company is licensed in Nevada as a gaming machine manufacturer or distributor of gaming equipment unless the Company and IGT otherwise agree; or (ii) the Company fails to operate a majority of IGT products at its gaming operations, unless: x) IGT will not sell such equipment at a price equal to or lower than to other retail customers in such jurisdiction, or y) the Company's operation is conducted pursuant to paragraph 1.B. of the distributorship agreement.

      The Company or IGT may terminate if: (i) the other party has failed to maintain its image, ethics, reputation or customer relations in accordance with industry standards; and (ii) the Company has failed to observe all applicable laws or obtain necessary licenses or approvals from each gaming regulatory authority in each applicable jurisdiction in which it distribute. The distributorship agreement may only be terminated if, within ninety days receipt of written notice, the offending party fails to correct the activity which the non-offending party claims gives rise to the right to terminate.

      The Company also has an IGT Software Distribution and License Agreement, under which the Company is licensed to copy and sell software developed by IGT for use in any IGT 80960 microprocessor platform machine, including "Vision Series," "Game King" and "IGame." The software controls both the base game and the game-within-a-game (also called bonus game) features of the gaming equipment. It can be upgraded as enhancements and new games are introduced. The software agreement presently is scheduled for renewal in May 1999 but is expected to be revised to coincide with the May 2001 renewal date of the exclusive distribution agreement.

      On September 30, 1993, the Company entered into an exclusive distributor agreement with IGT to provide and market IGT's proprietary wide area progressive systems to Native American casinos. This agreement continues as long as any of the progressive systems are operating. The Company also provides and markets an IGT proprietary progressive system to casinos in Deadwood, South Dakota.


RELATIONSHIP WITH HARRAH'S

      Harrah's, one of the leading casino entertainment companies in the United States, has a 14% equity interest in Sodak. On February 5, 1998, Harrah's and the Company executed an Indian Gaming Development Agreement, pursuant to which Sodak has agreed to use its best efforts to identify Native American gaming management contract opportunities in the United States and Canada and inform Harrah's of such opportunities. If Harrah's is selected by the Native American tribe to manage a Native American gaming project presented by the Company, the Company will be entitled to a fee equal to a portion of any casino management fees earned by Harrah's under the applicable management contract, regardless of whether or not the Company participates in the financing of such project. The agreement specifies that Harrah's will assist the Company with the sale and distribution of products in Native American casinos as long as no conflicts of fiduciary obligations exist. The agreement also validates the Company's continued participation in Harrah's management fee in connection with the Harrah's Phoenix Ak-Chin casino entertainment complex in Arizona.

RELATIONSHIP WITH HOLLYWOOD CASINO CORPORATION AND NEW ORLEANS PADDLEWHEELS,
INC.

      Hollywood, a publicly traded company based in Dallas, Texas, owns and operates movie memorabilia-themed gaming entertainment properties and hotels in Tunica, Mississippi, and Aurora, Illinois. NOP, a privately held company, is a tour and excursion vessel operator in Louisiana.

      In October 1997, the Company announced it had entered into an agreement with Hollywood and NOP to develop a riverboat casino and land-based facilities in Shreveport, Louisiana. The project plan submitted to the LGCB proposes land-based facilities encompassing a 65,000 square foot Hollywood theme pavilion, three restaurants, a casino studio store and a 300 room hotel with one hundred suites. The proposed riverboat casino is to be a state of the art vessel with 30,000 square feet of gaming space accommodating 1,800 gaming positions. Finally, the proposed project would include 1,500 parking spots with 25,000 square feet of retail and entertainment space on the ground level of the parking structure. The LGCB approved the proposed project berth at Shreveport subject to and conditioned on the LGCB approval of all transfers of ownership, suitability of the parties, and acquisition of all permits and approvals necessary to complete the project.

      The gaming license for the proposed project is currently held by a partnership entity owned equally by Hilton and NOP. The license was originally designated for a site in New Orleans. Hilton, NOP and the City of New Orleans are negotiating an exit agreement to move the license to Shreveport. Upon receipt of LGCB approval, NOP and Hilton would transfer ownership interest in the partnership entity to Sodak and Hollywood so that NOP, Sodak and Hollywood would each own one-third of the partnership entity. Although the project received preliminary approval by the LGCB at its November 18, 1997 meeting, there can be no assurance that final regulatory approval will be obtained.


GAMING MARKETS

GENERAL

      The gaming entertainment industry is growing both in the United States and abroad. Native American casinos are a major segment of the industry. According to estimates in a study conducted by the General Accounting Office of the U.S. Federal Government, Native American casinos accounted for approximately $4.5 billion in casino revenue, or approximately one-fifth of total U.S. casino revenue in 1996. In 1997, 18 states permitted Indian casinos with electronic gaming machines. The Company provides gaming equipment in 16 of those 18 states. In March 1998, California became the 19th state to enter into a compact with a Native American community. The number of Class III compacts increased to 171 as of September 1997, indicating that the potential for growth in the Indian gaming segment continues.

      The riverboat casino market grew in 1997, as the number of operations increased to more than 80 (including dockside operations) in six states. Other popular forms of wagering include lotteries, bingo, parimutuels, sports bookmaking and card rooms. The gaming sector continues to grow internationally as well, with many countries in Eastern Europe, Asia, the Pacific Rim, Africa and Central and Latin America emerging as potentially large gaming markets.

      The Company has positioned itself as a major provider of products and systems to the Native American gaming market in the United States and intends to seek, on its own or through joint venture arrangements, opportunities to engage or participate in gaming operations domestically and in Latin America.

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

      Prior to the enactment of IGRA in 1988, Native American casinos were not required to operate under Secretary approved tribal-state compacts. At the end of 1988, no tribal-state compacts had been approved by the Secretary and no Native American casinos were operating under approved tribal-state compacts. The number of approved tribal-state compacts had risen to 171 as of September 1997. As of the same date, there were a significant number of tribal-state compacts under negotiation or renegotiation and in many cases subject to litigation. There are currently more than 300 federally recognized Native American tribes in 31 of the contiguous United States, as well as 155 Native American groups seeking federal recognition as Indian tribes as of September 1997.

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

      On March 27, 1996, the U.S. Supreme Court held in SEMINOLE TRIBE OF FLORIDA V. FLORIDA ET AL. that states and governors cannot be compelled to negotiate with tribes. The Supreme Court determined that Congress did not have the power to abrogate the state's sovereign immunity to suits by tribes, in essence declaring unconstitutional IGRA's provision that states can be sued for failure to negotiate in good faith. As a result, tribes currently have no legal right to compel a state to negotiate a tribal-state compact. IGRA provides that the Secretary of the Interior can prescribe regulations governing tribal gaming on tribal lands in the event tribes and states fail to negotiate a compact. The National Governors' Association has asserted that the Secretary has no authority to do so.

      In January 1998, the Secretary published proposed regulations and requested public comment. The proposed regulations provide a process by which the Secretary may prescribe regulations under which a Tribe may operate Class III gaming when an arbitrator or court has determined that a state has failed to negotiate a compact in good faith. Several legislative measures have been introduced in the Congress that would block such regulations. In addition, the Secretary presently is prohibited by law to take any definitive action before September 30, 1998.

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

      In March 1998, the Pala Band of Mission Indians signed a compact with the state of California. The compact provides for a total of 19,900 gaming devices in the state, with no more than 975 machines per tribe, subject to renegotiation in March 1999. These machines would have to meet technical specifications that conform to California law, primarily that the machines be linked to a central processing and monitoring system and that payouts would be "non-banked," that is, payouts are self-funded rather than casino-funded (as is the case with stand-alone slot machines) because they are derived from the amount of play on such systems.

      A number of other matters continue to affect Native American gaming in California, where several Native American casinos have been in operation outside the regulatory structure of the Indian Gaming Regulatory Act. The four United States Attorneys in California outlined their intended enforcement plans regarding such operations following the completion of the compact. Spokespersons for several Native American tribes had indicated in public statements that legal action could be taken to challenge the terms of the compact signed with the Pala Band. Furthermore, several tribes are pursuing a ballot initiative that would allow an unlimited number of stand-alone, non-banked gaming machines. Such an initiative would appear on the November 1998 ballot if the state's requirements for a ballot initiative are met.

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

      In the 105th Congress, several bills affecting Indian gaming have been introduced. One would amend IGRA, placing a two year moratorium on all new Class III operations and changing the composition of the National Indian Gaming Commission. Another bill would renew a prohibition on the Secretary of the Interior to issue final procedures on resolving tribal/state compact conflicts. Another bill would prohibit "economically self sufficient" tribes from taking land into trust outside current reservations. Another bill would eliminate tribal sovereign immunity relating to tort claims, state taxation, law suits, contract claims and other matters.

      There can be no assurance that tribal-state compacts will be modified or negotiated in a manner that allows the Company to continue conducting business in any states in the future. In addition, due to many continuing disputes involving the compacting process, legislation is being proposed and hearings are being conducted at the federal level in an attempt to address these issues.

      The National Gambling Impact Study Commission, authorized and funded by the U.S. government, began conducting meetings in June 1997. This nine member commission is to conduct a comprehensive legal and factual study of the social and economic impacts of gambling in the United States on federal, state, local and native American tribal governments and communities and social institutions generally. A report on its findings is expected in 1999. Any recommendation by the commission would then require congressional action and approval to become effective.


WIDE AREA PROGRESSIVE SYSTEMS

      Wide area progressive systems link gaming machines in various casinos to a central computer. The systems build large "progressive" jackpots which increase with every wager made throughout the systems. Eventually a jackpot is won, and a new jackpot is created and grows in size as play on the system continues. The systems are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win jackpots substantially larger than those available from gaming machines which are not linked to a progressive system. In 1986, IGT introduced the first electronically-linked, inter-casino gaming machine systems offered to the gaming industry. In 1994, the Company implemented the first federally approved interstate wide area progressive systems as the exclusive licensing agent for IGT's proprietary wide area progressive systems for Native American casinos nationwide. IGT periodically introduces new proprietary systems, which the Company would then offer to Native American casinos.


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

RIVERBOAT GAMING

      Starting in 1991, several states have permitted the establishment of gaming operations on riverboat facilities. Riverboat casinos currently are operating in six states: Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. More than 80 riverboat casinos (including dockside facilities) were in operation at the end of 1997 and additional major riverboat operations are scheduled to open in 1998 and 1999.

      The Company owns and operates the MISS MARQUETTE riverboat casino on the Mississippi River in Marquette, Iowa. In early 1998, the Iowa Legislature began considering legislation which would place a five-year moritorium on new riverboat licenses. Some versions of this legislation would restrict riverboats to the Mississippi and Missouri Rivers, and would prohibit expansion of existing gaming facilities for five years. As of March 18, 1998, the Legislature did not take final action on any casino-related bill.

      The Company's ability to operate the MISS MARQUETTE is subject to a public referendum of Clayton County, Iowa voters in November 2002. Clayton County originally approved such a referendum with an approval of 60.5% of the voters in May 1994 to allow the operation of the MISS MARQUETTE.


GAMING HALLS

      Gaming halls are operations that provide only slot machines and/or other gaming machines or devices and do not offer the table games commonly found in casinos. These operations are prevalent in many Latin American gaming markets.


VIDEO GAMING SYSTEMS

      Video gaming systems are operations that consist of video gaming devices placed at multiple locations within a jurisdiction. These devices are linked to a central computer that typically tracks activity at each machine and at each location. The appeal of a system is the accountability and the operational management advantage provided by the system information. A system of this type may also provide the foundation for implementation of a wide area progressive system (see page 12). These systems are most typically used in state video lotteries.


ROUTE OPERATIONS

      Route operations consist of gaming machines placed at multiple locations by a route operator who shares in the gaming revenue with the establishment owner. The route operator typically is responsible for the operation, servicing and money collection from the machines.

BUSINESS LINES

      The Company derives revenue from the following lines of business: 1) product sales; 2) wide area progressive systems; 3) gaming operations, which includes domestic and international casinos, gaming halls and route operations; and 4) financing income. For the year ended December 31, 1997, Sodak generated revenue from the following sources:

      ------------------------------------------------------------------------

                                                  REVENUE        PERCENT OF
      SODAK REVENUE BY SOURCE - 1997          ($ MILLION)    OF TOTAL REVENUE
      ----------------------------------------------------   -----------------

      Product sales
           Gaming machines(1)                    $   46.8                 34%
           Ancillary products                        14.9                 11%
                                              ------------   -----------------
               SUBTOTAL, PRODUCT SALES               61.7                 45%

      Wide area progressive systems                  13.3                 10%

      Gaming operations
           Domestic gaming operations                32.3                 23%
           International gaming operations           22.5                 16%
                                              ------------   -----------------
               SUBTOTAL, GAMING OPERATIONS           54.8                 39%

      Financing income                                7.8                  6%
                                              ------------   -----------------

      TOTAL REVENUE                             $   137.6                100%
                                              ============   =================

      ------------------------------------------------------------------------

(1) includes used machine sales revenue of $5.3 million.


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

      The gaming machines distributed by Sodak include a wide variety of game types, innovative designs, self-diagnostic capabilities and various accounting and data retention functions. Replacement occurs as a result of technological advances, new designs, improvements and the development of new games. Both slot machines and video gaming machines are manufactured in various sizes and colors and are offered in several designs including upright, slant top and drop-in-bar. IGT gaming machines may be special ordered, with design and configuration customized to a customer's particular requirements. The variety of gaming machine styles and types are designed to allow each subassembly to be individually repaired or replaced. The Company believes the modular nature of the machines minimizes down time in the event of a product failure and enables the Company to replace the failed part without requiring the customer to remove the machine from operation while the part is repaired.

      In 1997, IGT introduced additional gaming machines to their product line, including a new "Vision Series" which features full-motion video screens and stereo sound systems. The video technology allows for a `game within a game' (also called `bonus game') features that add another dimension of gaming entertainment to the machine play. The screen may also be used to provide information, promotional messages and forms of visual entertainment. IGT also added more features and game choices to its "iGame" interactive multi-game video gaming platform.


GAMING-RELATED AND NONGAMING-RELATED PRODUCTS AND SUPPLIES

      The Company provides a full range of gaming related products including gaming machine stands, chairs and stools, custom-designed signs and other products as a complement to its gaming machine sales. Other products include lock assemblies, table games and supplies, coin handling equipment and supplies, carts and banks, and other miscellaneous casino products. Such gaming related products are purchased on a wholesale basis from various manufacturers and distributors. The gaming related products are either shipped directly from such suppliers to Sodak's customers or, particularly in the case of gaming machine stands, are shipped from Sodak's inventory. The Company's customers have not experienced any significant difficulty receiving timely delivery. Because of the generic nature of these products, the Company does not have to rely on a single supplier for any of these goods.

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


PRODUCT SALES, DISTRIBUTION, MARKETING AND SUPPORT

      The Company's sales force consists of six salespersons, each with responsibility for a separate geographic region, and a vice president of sales to oversee its salespersons. The salespersons and vice president of sales are primarily compensated on a commission basis. Salespersons are based in South Dakota, Arizona, Minnesota and Wisconsin. The warehouse facility for gaming machines and spare parts inventories is located in Rapid City, South Dakota.

      The Company's distribution system responds to customer orders for gaming machines either out of existing inventory or through purchase orders placed with IGT. Although the gaming machines may be shipped directly to the customer from IGT's manufacturing facilities in Reno, Nevada, the Company maintains an inventory of gaming machines generally ranging from 1,500 to 3,000 machines to facilitate its customers' short-term demands. Customer demand can be accommodated in as little as two weeks due to the Company's inventory and responsive custom assembly capability, compared to a typical delivery time of 12 to 14 weeks from a manufacturer. By maintaining a comprehensive inventory, the Company has not experienced significant backlogs nor does it currently have any backlog. The Company believes that its inventory management strategy and ability to forecast customer demand will enable it to minimize backlogs. The Company believes that its ability to provide prompt delivery of gaming machines is an important part of the Company's business strategy.

      Sodak also assists its customers with marketing and casino support services. The Company employs seven people in its marketing and casino support services departments. The Company utilizes a variety of methods to market gaming products, including the publication of a guide to the Native American gaming business, advertisements in industry trade publications and participation in select trade shows. The marketing and casino support services departments have responsibility for generating and tracking demographic data, assisting customers in the design and casino floor layout of their casinos based on the proposed slot mix, and providing general support services to the sales force. Marketing personnel assist customers with the coordination of casino design and themes. In summary, the Company assists customers with market research, custom designs, casino floor layouts, product recommendations and strategies that are geared toward optimizing earnings at their casinos. The Company also offers its customers creative financing arrangements to facilitate the product sales function (see "Financing Income,"page 21).

      The Company considers its customer service department an important aspect of the overall marketing strategy. Company representatives are present at the customer's location at the time of delivery of the gaming machines to install the machines, to perform quality assurance testing, and to provide training relating to the machines. The Company provides a 90 day parts and service warranty for all gaming machines. The Company also offers, for a fee, to service the gaming machines it distributes. In addition, the Company provides a toll-free 24-hour service and support "hot line" to assist casino technicians with troubleshooting and identification of problems with equipment and systems. The Company also provides customers extensive technical training and conducts semi-annual site visits to assure a high quality level of service and support to casinos.

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

      The Company has sold gaming machines and related products to compacted Native American casinos in the following 16 states: Arizona, Colorado, Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Carolina, North Dakota, Oregon, South Dakota and Wisconsin. The Company also has sold gaming machines and related products to First Nations casinos in Ontario and Saskatchewan, Canada. In 1997, the Company was also active in states where compacts were under negotiation, pending approval or undergoing legal action, including Arizona, California, Indiana, Massachusetts, Michigan, New Mexico, New York, South Dakota and Washington. In addition, the Company intends to continue to engage outside legal counsel and consultants for monitoring of regulatory issues in an attempt to facilitate the tribal-state compacting process in several states. The Company believes that its sales and marketing strategy fosters an early and trustful relationship with the Native American tribes and that this relationship gives Sodak an advantage over its competitors. The Company intends to continue its regulatory and legal support efforts to facilitate future tribal-state compacting processes.

      The Company has distributed gaming equipment to 90 Native American gaming customers. In 1997, approximately $54.9 million or 89% of the Company's product sales was derived from Native American gaming and approximately 82% of machine shipments were to Native American casinos in Arizona, Kansas, Louisiana, Michigan, Minnesota, New Mexico and North Carolina. The Company expects its future sales may be concentrated in other states as compacts become effective and new casinos become operative in those states.


WIDE AREA PROGRESSIVE SYSTEMS

      The Company offers wide area progressive systems as the exclusive licensing agent for IGT's proprietary wide area progressive systems for Native American casinos in jurisdictions which allow such systems and to casinos in Deadwood, South Dakota. The number of machines on Native American wide area progressive systems was approximately 1,700 at December 31, 1997 compared to approximately 1,200 at December 31, 1996. For the same time periods, Deadwood casinos had 60 and 38 machines, respectively, on one system. In 1997, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At December 31, 1997, 13 systems were in operation:
MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, WHEEL OF FORTUNE (one interstate and one intrastate), HIGH ROLLERS, WHEEL OF GOLD and TOTEM POLE. In January 1998, a JEOPARDY interstate system became operational. Additional systems are expected to be introduced in 1998. To support its wide area progressive systems, the Company has a vice president overseeing a staff of two salespersons, a marketing specialist, a systems supervisor, a part-time financial analyst, and two administrative assistants. The Company is responsible for obtaining contracts to place systems at new casinos, introducing new systems to casinos offering wide area progressives, and providing marketing information and support to all wide area progressive systems customers. In addition, a Company financial analyst provides customers with studies to optimize the earning power of such systems relative to their entire casino floor.

      Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems in 1998 as it proceeds with its strategy to place additional systems and additional gaming machines on the systems in jurisdictions currently permitting the operation of wide area progressive systems. The Company believes additional jurisdictions may authorize the operation of such systems, thereby enabling additional growth. However, there can be no assurance that necessary regulatory approvals will be obtained in those prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue.


GAMING OPERATIONS


DOMESTIC GAMING OPERATIONS

      The Company's U.S. gaming operations strategy is to improve the operating performance of the MISS MARQUETTE after replacing top management in the first quarter of 1998 and by implementing cost-saving policies and new marketing strategies; and to seek additional opportunities to operate and/or participate in casinos and other gaming entertainment facilities.

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

      On July 1, 1996, the Company acquired all of the outstanding shares of common stock of GSMC for $1 million in cash. The acquisition was accounted for using the purchase method of accounting, and accordingly the consolidated statements of operations include the results of operations of GSMC beginning on July 1, 1996. The fair value of the tangible assets acquired totaled $23.3 million and consisted of gaming machines, gaming equipment, and dockside facilities, which include a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities and related furniture, fixtures and equipment. The liabilities assumed were valued at $8.2 million, excluding $22.6 million owed to the Company, and consisted of trade accounts payable, accrued expenses and notes payable, including $4.2 million of notes payable to the former shareholders.

      In December 1997, as a result of changing economic conditions and competitive environments, the Company re-evaluated the recoverability of its investment in the MISS MARQUETTE. The carrying value of MISS MARQUETTE goodwill, property and equipment was reduced to reflect a remaining carrying value equal to the estimated future discounted cash flows of such assets. This resulted in a non-cash pre-tax charge to operations of the MISS MARQUETTE of $8.6 million. Factors leading to the impairment charge were that earnings and earnings before interest, taxes, depreciation and amortization (EBITDA) were less than expected as well as the effects of increased competition.

      The MISS MARQUETTE has 698 gaming machines and 36 table games and is located on a picturesque stretch of the Mississippi River near Marquette, Iowa. The 228-foot riverboat, with 18,747 square feet on three levels, has a capacity of 1,125 passengers and cruises the Mississippi daily during the summer months, weather permitting.

      Since assuming full responsibility for the MISS MARQUETTE'S operation, a number of steps are being implemented to improve the financial performance, including the replacement of top management in the first quarter of 1998 and implementation of cost-saving policies and new marketing strategies.

      A license to conduct a gaming operation on an excursion vessel in any county in Iowa is issued only if the county electorate approves the gaming operation. Clayton County, where the MISS MARQUETTE is docked, held and approved a referendum in 1994. The proposition is required by law to be resubmitted to the Clayton County electorate at the general election in 2002 and at each subsequent eight-year interval. There can be no assurance that the operation of the MISS MARQUETTE will be re-approved by the voters in 2002.

      PROPOSED SHREVEPORT RIVERBOAT CASINO, LODGING, DINING AND RETAIL COMPLEX. In October 1997, the Company entered into an agreement with Hollywood and NOP to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, is pending regulatory approval by the LGCB. The project is to be financed by an equity investment from the joint venture partners equal to approximately 25% of the total estimated project cost; the remaining 75% is to be financed through a debt offering. In the first quarter of 1998, the project was estimated to cost approximately $165 million. The Company's participation in the project is contingent upon 1) obtaining regulatory approval of the project by the LGCB; 2) the Company's obtaining a gaming license in Louisiana; and 3) the joint venture's obtaining necessary debt financing. Construction is expected to commence upon finalization of regulatory approvals and financing arrangements and is expected to take approximately 15 months.


INTERNATIONAL GAMING OPERATIONS

      PERU. The Company operates gaming halls and route operations in Peru. At December 31, 1997, the Company had approximately 1,150 gaming machines in place in 15 locations. Six of these locations are in Lima, the largest city and capital of Peru; other sites are located in other major cities, including Arequipa, Chiclayo, Huancayo, Huaral, Piura, Sullana, Talara, Trujillo and Tumbes.

      In the fall of 1996, the Peruvian government announced that it would implement regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government and imposed a 200% increase in the per-machine tax which became effective in October 1996. Among other regulatory changes announced in January 1997 were (i) minimum machine requirements at gaming halls (in Lima, gaming halls must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location); and (ii) a requirement that machine refurbishments must be certified by manufacturers and that all machines show pay tables in Spanish. The Company continues its efforts to comply with these requirements and expects to be in full compliance within the time frame allowed by the regulators.

      ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 12 table games. The Ecuadoran gaming market has limited opportunities and, accordingly, the Company presently has no expansion plans.

      BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Arpoador is an upscale, "trendy" and tourist-oriented section of Rio de Janeiro. In December of 1997 the Company renegotiated its agreement with the bingo hall and sponsoring sports federation at the Arpoador gaming hall. Under the new agreement, the Company has retained 172 machines in the gaming hall in return for a share of the machine's revenue. The Company will no longer have responsibility for the gaming hall's operations. The revised agreement expires September 1999.

      In August 1996 the Company announced that it had entered into an agreement with the Brazilian Soccer Federation (CBF) to provide and operate a video gaming system in Brazil. The CBF agreement is reliant on a federal Brazilian law known as "Lei Zico." Lei Zico governs the activities of soccer clubs and other sports organizations and authorizes properly registered sports organizations to offer certain games of chance as fund-raising vehicles. The permissible games include bingo, keno, and "similar" games which are video machine versions of such games. The federal authorization grants the individual states the authority to issue specific regulations and licenses based on the merits of projects presented to state authorities. The Company enlisted the technical expertise of IGT for the initial stage of planning and development of an on-line system linking machines with "similar" games.

      In January 1997, the Company subsequently entered into a joint venture with Dreamport and IGT to proceed with the development and operations of the CBF project. Under the joint venture agreement, the three companies were to share equally in the investment funding, expenses and profits of this project. The joint venture agreement also provided for the pursuit of other Brazilian video gaming opportunities in addition to the CBF project (see below). During the first quarter of 1998, the parties of the joint venture terminated their joint venture to operate linked gaming systems in Brazil. The parties to the agreement mutually agreed to the termination, exercised under terms of the joint venture agreement, due to ongoing uncertainties pertaining to the regulatory status of proposed gaming operations. The Company's agreement with IGT under which IGT would provide the Company gaming equipment, gaming systems and the operation of wide area linked central gaming system for the CBF project was not terminated.

      Legislation known as "Lei Pele" was pending the president's signature as of March 18, 1998. If enacted, it would replace Lei Zico and would outlaw the "games of similar" currently authorized under Lei Zico. Should Lei Pele be signed into law in this form, it could materially affect the CBF agreement as well as Sodak's participation at the Arpoador gaming hall in Rio de Janeiro. The outcome of this legislation is not presently known and the impact on the Company (if any) cannot be determined.

      The operation of the proposed CBF gaming system is subject to CBF obtaining regulatory approval in each state where the proposed system is to be offered. Prior to the pending Lei Pele legislation, the Company had been unsuccessful in receiving the requisite state regulatory approval for the CBF project in any of the states in which approval was sought. The Company is monitoring the pending legislation to determine the ultimate impact on the CBF project and the machines in place at Arpoador.

      The Company is also investigating other opportunities in Brazil to operate video gaming devices. Legislation to authorize casinos was passed by the House of Deputies in 1996. This legislation is currently under consideration in the Brazilian Senate. It has been approved by the Constitution and Justice Commission of the Senate and is presently being considered by the Economic Commission. If approved by the Economic Commission in its current form, the bill will go to the President for signature.

      The casino legislation, in its present form, would allow one casino in each Brazilian state. The casinos must be located in what have been officially defined as tourist areas by the Brazilian government.

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

FINANCING INCOME

      As part of its product sales strategy, the Company provides financing, primarily equipment financing, to Native American casinos. The Company has taken a creative financing approach which structures the terms of loans to the cash flow performance of casino operations. The Company has also been willing to provide 100% equipment financing to make casino projects feasible when no start-up capital or alternative financing arrangements were available. In addition to equipment financing, the Company, on a case-by-case basis, has provided financing guaranties and interim financing for the planning, development and construction phases of casino projects, thereby expediting these projects. These arrangements are sometimes linked to participations which provide recurring revenue to the Company.

      In spite of the uncertainties of financing arrangements with Native American tribes, the Company believes that providing financing to Native American tribes has been an important part of its marketing strategy. Because the revenue generated from Native American casinos has been large in relation to the cost of the gaming equipment, Sodak believes that the risks associated with 100% financing arrangements that allow Native American tribes to pay for gaming equipment from future cash flow have been acceptable and manageable. Where repayment has been over a period of more than 90 days following the sale of equipment, the Company has taken steps it believes were reasonably available to preserve its right to repossess the equipment in the event of a default in payment by the tribe. Nevertheless, the Company has confronted all the usual risks associated with financing activities. As of December 31, 1997, the Company had not experienced any significant losses associated with these risks.

      The Company offers various deferred payment arrangements to its gaming equipment customers, including installment sales contracts. Cash contracts generally require payment within 90 days of delivery of the equipment. Certain cash contracts require a down payment prior to delivery. Installment contracts require payments on the gaming machines over a period generally ranging from one to three years, which payments include a principal component and interest component. The Company generally charges an interest rate on its customer financing of one to four percentage points over the prime lending rate. In each of the years ended December 31, 1997, 1996, and 1995, the Company financed approximately 34%, 22%, and 52%, respectively, of its product sales.

      In the near term, management believes that repayment terms on its sales contracts will continue to be approximately one to three years and that interest charges on its sales contracts will continue to be approximately one to four percent above the prime lending rate.


PARTICIPATIONS INVOLVING NATIVE AMERICAN CASINOS

      The Company continues to pursue opportunities to participate in ventures to finance the development, interim construction and equipping of Native American casinos. Financing arrangements may be in conjunction with management contracts entered into between the casino manager and the tribes owning such casinos or with the tribes or their management companies directly. The Company could loan money or guarantee third party loans. For its involvement, the Company may receive an inducement payment, financing and guaranty fees or a participation in the payments made by a tribe under its management agreement.

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

      The Company is from time to time presented with opportunities to participate in the planning, development and financial arrangements of Native American casinos. In 1997, the Company entered into or continued its involvement in the following Native American casino projects:

      HARRAH'S PHOENIX AK-CHIN. Harrah's manages and operates the casino and entertainment complex owned by the Ak-Chin Community near Phoenix, Arizona. Sodak assisted Harrah's with financial arrangements for the project, serving as a guarantor for one-half of a third party loan of $26.2 million to finance the costs to develop, construct and equip the casino. The loan has been fully repaid. As consideration for the loan guaranty and other assistance the Company provided Harrah's in obtaining the management agreement, the Company receives 4% of the distributable net income of the gaming operation over the term of the management contract and any extensions thereto. The current management agreement expires December 1999.

      CYPRESS BAYOU CASINO. In September 1994, Sodak assisted a casino management company, Royal Associates Management, Inc. (Royal), in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan was used to construct Phase II of the Cypress Bayou Casino owned by the Chitimacha Tribe of Louisiana. The loan guaranty agreement was revised in December 1997, allowing management to borrow back prepaid amounts with a maximum allowable loan balance of $4.3 million. In return for the guaranty, the Company receives a loan guaranty fee based on a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of February 16, 1998, the outstanding loan balance was $1.9 million.

      CITIES OF GOLD CASINO. In May 1995, the Company loaned $2 million to the Pojoaque Pueblo for construction and start-up costs relating to the Cities of Gold Casino located near Santa Fe, New Mexico. The loan, which carried an interest rate of 12%, was payable in 12 equal consecutive installments beginning November 1995 and was repaid in full in 1996.

      CLIFF CASTLE CASINO. During 1995, the Company advanced funds totaling approximately $1.6 million to the Yavapai Apache tribe for construction of the Cliff Castle Casino located near Camp Verde, Arizona. The loan, which carried an interest rate of 12%, was payable in 24 equal consecutive monthly installments beginning July 1995 and was repaid in full in 1997.

      QUECHAN INDIAN TRIBE. In April 1996, the Company entered into a $6.9 million Loan Agreement with Pacific Coast Gaming Corporation (PCG) to fund gaming equipment and casino development for the Quechan Indian Tribe's casino project at the Fort Yuma Indian Reservation in Arizona. The note carried an interest rate of 13.5% and was payable in 48 equal monthly installments beginning October 1996. In March 1997, the Company sold the note to PDS Financial Corporation at a premium of $0.4 million.

      SAC & FOX NATION OF MISSOURI. In February 1997, the Company entered into a $5 million Loan Agreement with Michels Development Company (MDC) to fund gaming equipment and casino development for the Sac & Fox Nation's casino project in Brown County Kansas. The $5 million is comprised of $2.5 million product sales financing, $2 million loan for development of the casino project and a $0.5 million fee payable to the Company as an inducement for entering into the loan agreement. The $5 million note carried an interest rate of 11.5% and was payable in 60 equal monthly installments beginning June 1997. In March 1997, the Company sold the note to PDS Financial Corporation at a premium of $0.2 million.

      SAC & FOX NATION OF MISSOURI. In November , 1997, the Company entered into a $15.1 million Construction Loan and Refinancing Agreement with MDC to fund gaming equipment and casino development for phase II of the Sac & Fox Nation's casino project in Brown County Kansas. The $15.1 million is comprised of $8.6 million bank debt refinancing, $1 million product sales financing, $4 million loan for development of phase II of the casino project and $1.5 million transaction and financial services fees payable to the Company for entering into the Agreement. The $15.1 million note carries an interest rate of 11.5% interest and is payable in 60 equal monthly installments beginning February 1998. The $1.5 million transaction and financial service fees will be recognized as financing income over the 60 month term of the note.


COMPETITION

PRODUCT SALES

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

      The Company believes it distinguishes itself from its competition on the basis of its effective business relationships with customers, its gaming equipment offerings, the quality and extensiveness of its product lines, delivery time, the level of technical support and service provided, and the legal, regulatory and government relations assistance provided. The Company also believes that its good working relationships with tribes and its ability to provide financing for the equipment it distributes distinguishes the Company from its competitors. The Company's primary competitor in gaming machine sales is Bally Gaming, Inc. (Bally), a subsidiary of Alliance Gaming Corporation. The Company's other competitors include, but are not limited to, Anchor Gaming (Anchor), Aristocrat, Casino Data Systems (CDS), Sigma, Video Lottery Consultants (a subsidiary of Video Lottery Technologies), Universal and WMS Industries.

WIDE AREA PROGRESSIVE SYSTEMS

      The primary factor influencing the play on progressive systems is enhanced player appeal resulting from the large jackpot payouts. The systems also appeal to the casino operator due to the games' earning premiums and because they emphasize strong security and control features.

      The Company's primary competition in wide area progressive systems are Anchor, Bally and CDS. CDS' "Cool Millions" competes with "Megabucks" and "Dollars Deluxe." In addition, CDS has developed a 25-cent slot progressive game to compete with "Quartermania." Anchor's stand-alone version of games, such as "Totem Pole" and "Wheel of Gold," also compete in this market. Depending on regulatory approval and on public acceptance, these systems or others could become available at Native American casinos where such systems are approved by regulators.

      Bally could become a competitor in the progressive systems business due to the expiration of an agreement between IGT and Bally in December 1997. In 1992, IGT and Bally settled a lawsuit relating to a United States patent owned by IGT. Under the terms of the expired settlement agreement, Bally had been precluded from producing and marketing wide area progressive system machines.

      The Company provides marketing and advertising support for its wide area progressive systems and competes on the basis of the progressive systems' brand names, product quality and reliability, large jackpot awards, the frequency of jackpot "hits," and player appeal.


RIVERBOATS

      The riverboat and dockside casino market is highly competitive. As of December 31, 1997, more than 80 such casinos were in operation in the United States. They were located in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. Approximately six riverboats are located on the Mississippi River along the Illinois-Iowa and Iowa-Wisconsin borders. The MISS MARQUETTE is located the farthest north of the Mississippi River-based riverboats. One riverboat, the DIAMOND JO, is docked in Dubuque, Iowa, approximately 50 miles south of the MISS MARQUETTE. In addition, the Dubuque vicinity has a greyhound dog racing track which now has gaming machines competing with area casinos. In early 1998, a number of legislative proposals were under consideration by the Iowa Legislature, pertaining to moratoriums on new riverboat casino licenses and the expansion of gaming.

      The Shreveport/Bossier City riverboat casino market is located in northwest Louisiana and serves the northwestern Louisiana and Dallas metro area markets. Gaming began in this market in April of 1994, with the opening of the Harrah's property. At the end of 1997, there were four riverboat casinos in operation, with a total of approximately 5,200 gaming positions. In late 1997, the Binion's Horseshoe in Bossier City opened a luxury 606-room hotel and expanded pavilion. In January 1998, Binion's put into service a new gaming vessel with approximately 1,850 gaming positions, increasing the market supply by more than 500 gaming positions. The Shreveport/Bossier City market has been the highest performing gaming market in the state of Louisiana, currently supplying 35% of the state's total gaming positions and generating nearly 50% of the state's total annual gaming revenues.

      The Company's proposed joint venture project with Hollywood and NOP would be the first riverboat casino in the Shreveport/Bossier City market to open initially with a full-service hotel, retail shopping facilities and three restaurants. The project is to be operated by Hollywood, under a management services agreement and be operated with their movie memorabilia theme. In addition, the project is to be adjacent to the Harrah's Shreveport riverboat casino. These two properties would be the only side-by-side gaming operations in the marketplace, offering patrons a choice and variety of gaming experience in the same location. The property would also be situated across the street from the Shreveport Convention Center and within blocks of the planned Shreve Square retail and restaurant corridor.


INTERNATIONAL MARKETS

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

      A number of factors make conducting business in international markets challenging, including governmental regulatory authority, the stability of political and monetary systems, the business and investment climate, and cultural considerations (see "Gaming Operations," page 19 for discussion). Sodak believes its product line and its expertise in dealing with government officials and regulatory authorities make the Company competitive in penetrating emerging foreign gaming markets.


OTHER

      The Native American gaming industry competes with other forms of gaming including: bingo and pulltab games; riverboat gaming; parimutuel betting on horse racing, dog racing and jai-alai; and state-sponsored lotteries. A consequence of the growth in Native American gaming has been the increased pressure on state legislatures to allow competitive gaming activity by non-Native Americans. Several states, including Colorado, Iowa, Illinois, Indiana, Louisiana, Mississippi, Missouri, Nevada, New Jersey and South Dakota, have approved and many other states are considering approval of non-Native American land-based casinos, riverboat gaming or dockside casinos. Increased pressure is also present for approval of gaming machines for bars, restaurants, racetracks and resorts in a number of states. In addition, non-gaming entertainment competes with the gaming industry for the public's disposable income. To the extent these other forms of entertainment and non-Native American gaming affect the demand for Native American gaming, the opportunities the Company has to sell gaming equipment and participate in Native American casino development projects, may be affected.

ITEM 2. PROPERTIES
      In October 1995, the company moved into its newly constructed, 75,000 square-foot corporate headquarters, systems operations, and warehouse facility in Rapid City, South Dakota. A 20,000 square-foot addition was completed in the summer of 1997. The Company also owns a 20,000 square foot warehouse facility in Rapid City, which formerly housed the assembly and distribution functions. The Company expects to sell this warehouse facility. The Company also owns properties in Marquette, Iowa, in connection with the MISS MARQUETTE riverboat casino (see "Gaming Operations," page 18 for a listing of the properties).


ITEM 3. LEGAL PROCEEDINGS
      On April 26, 1994, William Poulos filed a class action lawsuit in the United States District Court for the Middle District of Florida, Case No. 94-478-CIV-ORL-22 (the Poulos case). The Complaint in the Poulos case alleges violations of 18 U.S.C. ss. 1962(a), (c), and (d), the Racketeering Influenced and Corrupt Organizations Act, and pendent state law claims. The approximately 41 named defendants in the Poulos case consist of the manufacturers and distributors of electronic gaming devices, and companies who are parents and/or affiliates of the entities which operate and/or provide the electronic gaming devices for play by the public.

      On May 10, 1994, William Ahearn filed a class action lawsuit in the United States District Court for the Middle District of Florida, Case No. 94-532-CIV-ORL-22 (the Ahearn case). The named defendants and claims made in the Poulos and Ahearn cases are virtually identical. On June 30, 1994, the Poulus and Ahearn cases were consolidated. On December 9, 1994, the Poulos and Ahearn cases were transferred to the United States District Court for the District of Nevada pursuant to 28 U.S.C. ss. 1404(a).

      On November 29, 1994, William Poulos filed a second class action lawsuit in the United States District Court for the Middle District of Florida, Case No. 94-1259-CIV-ORL-22 (the Cruise Ship case). The allegations made in the Cruise Ship case are virtually identical to the allegations in the Poulos and Ahearn cases. The defendants in the Cruise Ship case consist of manufacturers and distributors of electronic gaming devices, and the operators of cruise ships and cruise ship casinos where the devices are available for play by passengers. On September 14, 1995, the Cruise Ship case was transferred to the United States District Court for the District of Nevada pursuant to 28 U.S.C. ss. 1404(a).

      On September 26, 1995, Larry Schreier filed a class action lawsuit in the United States District Court for the District of Nevada. Except for alleging a smaller and more precisely defined class of plaintiffs, the Schreier case is virtually identical to the Poulos and Ahearn cases.

         The Poulos, Ahearn, Cruise Ship and Schreier cases have been consolidated and assigned to visiting United States District Court Judge David
A. Ezra. Sodak is a named defendant in the Poulos, Ahearn, and Schreier cases.

      The plaintiffs allege that the defendants actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

      The Company's responsive pleadings included motions to dismiss based upon lack of jurisdiction and transfer of venue, act of state, failure to state a claim, motion to strike, and motion to stay. Merits and expert discovery continues.

      The Defendants argued a variety of motions to dismiss and also procedural motions before the Court on November 3, 1997. The Court ruled on the same issuing various Orders which were entered and served on December 19, 1997. The most significant rulings were that the Court ordered Plaintiffs to file an Amended Complaint by January 9, 1998, and the Plaintiffs wire fraud count against Defendants was dismissed with prejudice (cannot be relitigated). Additional matters will be raised with the Court and it is anticipated that the Court will be issuing a new timetable for filing motions, discovery and trial.

      The Company believes the Consolidated action is without merit. The Company is vigorously pursuing all legal defenses available to it and is participating in the defense as fully as possible through counsel and the defendants steering committee which was created pursuant Court Order.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS

      The Company's common stock trades on the Nasdaq National Market under the symbol SODK. A two-for-one stock split of the Company's common stock was effected September 27, 1996. The following table sets forth the high and low sales price of the common stock (adjusted to reflect the aforementioned stock split) on the Nasdaq composite tape:

      --------------------------------------------------------------------------
                                    1997                         1996
                         -------------------------     -------------------------
                         High          Low             High          Low
                         -----------   -----------     ------------  -----------

      First Quarter    $ 18 3/8        10 1/2         14 1/8         10 1/8
      Second Quarter     16 5/8         9 7/8         17 1/2          9 1/8
      Third Quarter      15 3/8         9 15/16       27 1/2         15 1/4
      Fourth Quarter     14 3/8         5 3/8         24 3/4         13
      --------------------------------------------------------------------------

      As of March 13, 1998 there were approximately 5,200 beneficial owners of Sodak Gaming, Inc.'s common stock. The closing price of the Company's common stock on March 20, 1998 was $7 1/16.

      The Company did not pay cash dividends in 1997 or 1996 and does not anticipate paying cash dividends in the near future.

      The Company's registrar of stock and transfer agent is Norwest Bank Minnesota, N.A., Stock Transfer Department, P.O. Box 64854, South St. Paul, MN 55164-0854; telephone (612) 450-4064.

ITEM 6. SELECTED FINANCIAL DATA

            The following table summarizes selected items from the Company's Consolidated Financial Statements as of and for the years ended December 31:



             In thousands, except per share amounts                      1997         1996        1995        1994        1993
             ------------------------------------------------------------------------------------------------------------------
             Revenue                                                  $ 137,578       154,587      93,172      84,469    68,832
             Income (loss) from operations                                 (223)       20,901      20,059      14,754    10,290
             Earnings (loss) before cumulative effect of
              accounting change                                            (576)       13,233      12,893       9,897     7,055
             Net earnings (loss)                                         (3,707)       13,233      12,893       9,897     7,055
             Earnings (loss) per share before cumulative effect
              of accounting change                                        (0.02)         0.58        0.57        0.44      0.37
             Earnings (loss) per share                                    (0.16)         0.58        0.57        0.44      0.37
             Working capital                                             21,571        37,728      37,501      29,703    63,642
             Total assets                                               165,156       169,475     138,055     118,083    96,234
             Long-term debt                                              19,818        27,189      18,044         600       851
             Shareholders' equity                                       101,798       106,431      94,261      81,357    71,459
             Dividends paid                                                   0             0           0           0       260

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Sodak Gaming, Inc. was in its ninth year of operation and its fifth year as a publicly traded company in 1997. The Company's core business is distributing gaming equipment and ancillary products as well as providing wide area progressive systems to Native American casinos. Further, the Company is involved in the following gaming operations: the MISS MARQUETTE riverboat casino and entertainment facility located on the Mississippi River near Marquette, Iowa; gaming hall and route operations in Peru; a casino in Quito, Ecuador; and a video bingo gaming hall in Rio de Janeiro, Brazil, which was converted to a route operation in December 1997. In addition, other ongoing business activities included a participation in Harrah's Entertainment, Inc.'s (Harrah's) management fee from Harrah's Phoenix Ak-Chin casino in Arizona and income from financing product sales and casino ventures. In October 1997, the Company announced it has agreed to form a venture with Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels (NOP) to develop a hotel, dining, retail and riverboat casino entertainment complex on the Red River in downtown Shreveport, Louisiana.

      In 1997, the Company experienced a 41% decline in revenue from product sales compared to 1996. However, revenue from another element of the Company's core business, wide area progressive systems, increased 64%. Gaming operations, while experiencing revenue growth of 59%, produced lower operating margins than anticipated due to factors ranging from unusually severe winter weather at the MISS MARQUETTE to significant regulatory restructuring in Peru.

      Financial performance in 1997 was also impacted by the following: First, the Company changed its method of accounting for pre-opening and start-up costs, and for the amortization of such costs (see Note 15, page 58). An after-tax charge of $2.2 million, or ($0.10) per share, reflected the 1997 consequence of this accounting change, and an after-tax charge of $3.1 million, or ($0.14) per share, to 1997 operations reflected the cumulative effect of applying this accounting change to amounts capitalized in previous years. Second, in consideration of changing economic conditions and competitive environments, the Company took after-tax charges in 1997 amounting to $6.0 million, or ($0.26) per share, relating to the impairment of the recoverability of certain long-lived assets, primarily related to the MISS MARQUETTE (see Note 3, page 49). Third, after-tax charges amounting to $1.2 million, or ($0.05) per share, were taken in 1997 for inventory reserves and charges related to international operations. Due in large part to the combined impact of these charges, the Company reported a loss of ($3.7) million, or ($0.16) per share, in 1997.

      The process of a corporate-wide reorganization began in the fall of 1997 and restructuring efforts are continuing. Certain departments were consolidated and staffing was reduced to facilitate cost savings at the corporate level. Certain Latin American activities were scaled back along with staffing cuts. The Company also replaced top management at the MISS MARQUETTE in the first quarter of 1998 and is executing cost-saving policies and new marketing strategies at the MISS MARQUETTE.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1997
COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

      The year 1997 reflected a ($3.7) million loss, or ($0.16) per share, compared to earnings of $13.2 million, or $0.58 per share, in 1996. The decrease in operational results was due primarily to a decrease in 1997 product sales revenue, a decrease in gaming operations margins and the charges taken in 1997 for: 1) an accounting change related to pre-opening and start-up costs; 2) impairment of long-lived assets; and 3) inventory reserves and charges related to international operations. These charges are described in the preceding introduction.

      Total revenue decreased 11% to $137.6 million in 1997, compared to $154.6 million in 1996. The decrease is primarily attributable to a substantial decrease in product sales revenue. The Company continued its strategy of augmenting product sales revenue with recurring revenue streams generated by gaming operations and wide area progressive systems. Recurring revenue sources accounted for 51% of total revenue in 1997 compared to 29% in 1996. Total costs and expenses, including all the charges described above other than the cumulative effect of the accounting change for pre-opening and start-up costs, increased 3% in 1997 to $137.8 million compared to $133.7 million in 1996.


PRODUCT SALES

      Revenue from product sales decreased 41% to $61.7 million in 1997, from $104.5 million in 1996, which was a record year for product sales. The decrease was due to a 38% decrease in machine sales revenue (including used machine sales) to $46.8 million in 1997 compared to $75.5 million in 1996 and a 49% decrease in ancillary gaming and non-gaming product sales revenue to $14.9 million in 1997 compared to $29.0 million in 1996. In 1997, the Company continued its strategy of being a full-service provider to its customers by offering an extensive product line that included gaming related and non-gaming related products and supplies.

      New gaming machine shipments decreased 50% to approximately 6,200 machines in 1997 compared to 12,400 machines in 1996. In 1997, 33% of new machine shipments were to casinos in Arizona and New Mexico and another 49% of the new machine shipments were to Kansas, Louisiana, Michigan, Minnesota and North Carolina. In 1996, 59% of the new machine shipments were to casinos in Connecticut, Michigan and Ontario; another 31% of the shipments were to Arizona, Kansas, Mississippi, North Dakota and Wisconsin. The Company anticipates that new unit shipments in 1998 may approximate 1997 new unit shipments. Growth in gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions. In 1997, the Company also sold approximately 1,800 used machines, compared to approximately 200 used machines in 1996.

      The cost of product sales decreased 41% to $48.3 million in 1997, from $81.2 million in 1996. This decrease was attributable to the decreased sales volume of machines and other products. The gross margin on product sales decreased to 21.7% in 1997, compared to 22.3% in 1996. The decrease in the gross margin was primarily due to a $1.0 million inventory reserve charge taken in the fourth quarter of 1997.

GAMING OPERATIONS

      Gaming operations revenue increased 59% to $54.8 million in 1997, compared to $34.4 million in 1996. This increase was primarily attributable to the July 1, 1996 acquisition of Gamblers Supply Management Company (GSMC) (twelve months' revenue from the MISS MARQUETTE riverboat casino operation were recognized in 1997 compared to six months in 1996) and the growth of gaming operations in Latin America. Direct costs of gaming operations increased 84% to $54.8 million in 1997, compared to $29.8 million in 1996. The Company believes that gaming operations revenue and margins may increase as regulatory issues stabilize and improved management efforts at the MISS MARQUETTE take effect. However, there can be no assurance that such revenue and margin improvement will be realized due primarily to gaming's dependence on its regulatory status and public acceptance.


DOMESTIC GAMING OPERATIONS

      MISS MARQUETTE. GSMC, the management company of the MISS MARQUETTE, was acquired on July 1, 1996. The acquisition was accounted for using the purchase method of accounting (see Note 2, page 48). Accordingly, the operations of the MISS MARQUETTE since July 1, 1996, are included in the consolidated statements of operations. The riverboat casino and entertainment facility has 698 machines and 36 table games and is located on the Mississippi River at Marquette, Iowa. Revenue from the MISS MARQUETTE amounted to $32.3 million in 1997 compared to $15.3 million for the period July 1, 1996, through December 31, 1996. Direct operating costs were $30.8 million in 1997 compared to $14.7 million for the period July 1, 1996, through December 31, 1996. Prior to its acquisition, the Company leased the riverboat vessel to GSMC. Therefore, 1996 gaming operations revenue included lease revenue relating to the MISS MARQUETTE of $3.3 million for the period January 1, 1996, through June 30, 1996.

      The carrying value of the goodwill and property and equipment of the MISS MARQUETTE was adjusted to the present value of the estimated future cash flows of the MISS MARQUETTE. The total effect of the asset impairment related to the MISS MARQUETTE was an after-tax charge to 1997 earnings of $5.7 million (see
Note 3, page 49).

      Management is implementing measures to improve operating performance of the MISS MARQUETTE, including the replacement of top management in the first quarter of 1998 and execution of cost-saving policies and new marketing strategies. However, there can be no assurance that such improvement will be realized due to the public's acceptance of gaming and other factors affecting performance.


INTERNATIONAL GAMING OPERATIONS

      PERU. The Company operates gaming halls and route operations in Peru. In the fall of 1996, the Peruvian government announced that it would implement regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government and imposed a 200% increase in the per-machine tax which became effective in October 1996. Among other regulatory changes announced in January 1997 were (i) minimum machine requirements at gaming halls (in Lima, gaming halls now must have at least 120 machines per location and gaming halls in other cities must have at least 80 machines per location); and (ii) a requirement that machine refurbishments must be certified by manufacturers and that all machines show pay tables in Spanish. The Company continues its efforts to comply with these requirements and expects to be in full compliance within the time frame allowed by the regulators.

      Revenue increased 19% to $14.8 million in 1997 compared to $12.4 million in 1996. This resulted primarily from an increase in the average number of machines in operation throughout 1997 as compared to 1996. Direct operating costs increased 37% to $15.7 million in 1997 compared to $11.4 million in 1996 as a result of the increase in the average number of machines in operation, the increase in the gaming tax, increased advertising and promotion, the expensing of leasehold improvements and pre-opening costs at locations where leases were terminated in order to comply with new regulations, increased administrative and reorganization costs relating to regulatory changes, and carrying costs associated with certain locations whose openings were affected by regulatory and licensing delays. The number of machines in operation at December 31, 1997 was approximately 1,150 at 15 locations. Approximately 1,300 machines at 21 locations were in operation at December 31, 1996.

      The Company incurred $0.2 million in pre-opening and start-up costs related to Peru in 1997, which have been expensed in 1997 in conjunction with the Company's accounting change related to pre-opening and start-up costs. Such costs incurred in Peru prior to January 1, 1997 amounting to $0.8 million, net of $0.1 million income tax benefit, were also charged to 1997 operating results through a cumulative effect of an accounting change (see Note 15, page 58).

      BRAZIL. The Company established a gaming hall in the Arpoador district of Rio de Janeiro in June 1996. In December 1997, the agreement between the Company and the owners of the gaming hall was revised such that the operation is now a route operation with 172 machines. Revenue increased 129% to $5.7 million in 1997 compared to $2.5 million in 1996. Direct costs of the Arpoador operation increased 153% to $6.4 million in 1997 compared to $2.5 million in 1996. The increases in revenue and direct costs were attributable to a full year of operations in 1997 compared to a half year in 1996. Direct costs in 1997 also increased due to accruals relating primarily to ambiguous regulations pertaining to gaming taxes.

      In 1996, the Company entered into an agreement with the Confederacao Brasileira de Futebol (CBF, or the Brazilian Soccer Federation) to own and operate linked progressive video gaming systems in Brazil. Subsequent to that agreement the Company entered into a joint venture agreement with IGT and the Dreamport division of GTECH Holdings Corporation to proceed with the development and operations of this system. In the first quarter of 1998, the Company, IGT and Dreamport mutually agreed to terminate the joint venture on terms provided in the agreement, due to ongoing uncertainties pertaining to the regulatory status of the proposed gaming operations. The Company, while remaining prepared to proceed with development of the Brazilian video gaming project under the terms of its agreement with the CBF, believes that the ability to obtain requisite legal and regulatory approvals is questionable. However, the Company believes that opportunities to engage in Brazilian gaming operations still exist under other laws and regulations permitting gaming. Furthermore, the Brazilian federal legislature is considering legislation that would expand the scope of legal gaming in that country.

      The Company incurred $3.0 million in pre-opening and start-up costs related to Brazil in 1997, which have been expensed in 1997 as selling, general and administrative expenses in conjunction with the Company's accounting change related to pre-opening and start-up costs. Such costs incurred in Brazil prior to January 1, 1997, amounting to $2.3 million, net of $1.2 million income tax benefit, were also charged to 1997 operating results through a cumulative effect of an accounting change (see Note 15, page 58).

      ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and has 150 machines and 12 table games. Revenue increased 117% to $2.0 million in 1997 as compared to $0.9 million in 1996. Direct costs increased 68% to $1.9 million in 1997 as compared to $1.1 million in 1996.


WIDE AREA PROGRESSIVE SYSTEMS

      Wide area progressive systems revenue increased 64% to $13.3 million in 1997 compared to $8.1 million in 1996. The increase is a result of the increase in both the number of systems offered and the number of machines on the systems. Comparing December 31, 1997 to December 31, 1996, the Company implemented systems in one new state, Minnesota; five new systems became operational: WHEEL OF FORTUNE (one interstate and one intrastate), WHEEL OF GOLD, HIGH ROLLERS and TOTEM POLE; and the number of machines on the systems increased to approximately 1,700 at the end of 1997 from approximately 1,200 at the end of 1996. At December 31, 1997, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At December 31, 1997, 13 systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, WHEEL OF FORTUNE (which began interstate operations in March 1997 and intrastate operations in September 1997), WHEEL OF GOLD (which began operating in July 1997), HIGH ROLLERS (which began operating in August 1997) and TOTEM POLE (which began operating in December 1997).

      Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems in 1998 as it proceeds with its strategy to place additional systems and machines in jurisdictions currently permitting the operation of wide area progressive systems. However, there can be no assurance that necessary regulatory approvals will be obtained in those prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue.


FINANCING INCOME

      Financing income increased 4% to $7.8 million in 1997 from $7.5 million in 1996. Financing income results from interest income on notes receivable, fees charged in association with financing arrangements and the Company's portion of the management fee from Harrah's Phoenix Ak-Chin. Interest income on notes receivable and fees charged in association with financing arrangements remained stable, amounting to $5.9 million in both 1997 and 1996.

      The Company recognized revenue of $1.9 million in 1997 compared to $1.6 million in 1996 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). This fee is earned in conjunction with financing guaranties provided to Harrah's by the Company during the initial development and early operations phases of the facility. The guaranty expired in 1996 when the construction loan was paid off in full. As consideration for the loan guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract and any extensions thereto. The current management agreement expires December 1999. There can be no assurance that Harrah's management contract will be extended or that the terms of any extension will not be materially changed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased 6% to $21.7 million in 1997, from $20.4 million in 1996. As a percentage of total revenue, selling, general and administrative expenses increased to 16% in 1997 compared to 13% in 1996. This increase is attributable to the accounting change whereby pre-opening and start-up costs were expensed in 1997, while 1996 selling, general and administrative expenses do not reflect 1996 pre-opening and start-up costs (such amounts were reflected as a charge to 1997 earnings via cumulative effect of an accounting change). The 1997 pre-opening and start-up costs reflected in selling, general and administrative expenses amounted to $3.0 million. The Company's selling, general and administrative expenses are consistent with the Company's growth philosophy, ongoing strategy to establish gaming operations and other recurring revenue sources and pursuit of potential new gaming jurisdictions.

INTEREST AND FINANCING COSTS

      Interest and financing costs increased 62% to $3.7 million in 1997 compared to $2.3 million in 1996. The increase in interest and financing costs was primarily attributable to increased borrowings for working capital needs and the assumption of debt in connection with the acquisition of GSMC (see Note 2, page 48). The Company believes that interest and financing costs will continue to increase in future years as the Company pursues its growth strategy.

INCOME (LOSS) FROM OPERATIONS

      The combined effect of the above described changes resulted in a loss from operations of ($0.2) million in 1997, compared to income from operations of $20.9 million in 1996. The decrease is due to a variety of reasons as described in the preceding sections. Management has taken steps in the fourth quarter of 1997 and first quarter of 1998 to control the costs of gaming operations and selling, general and administrative expenses, within the framework of the Company's long-term growth objectives. Having taken such action, management believes the Company will return to profitability in 1998. However, there can be no assurance that such results will be achieved due to the public's acceptance of gaming, competition factors and potential gaming regulation changes on a by-jurisdiction basis in the environments in which the Company operates.

OTHER

      Other income in 1997 includes $0.5 million of income recognized as a result of the sale of receivables at a premium. Earnings before income taxes and the cumulative effect of an accounting change decreased 98% to $0.4 million in 1997, compared to $20.9 million in 1996. Provision for income taxes was $1.0 million in 1997, compared to $7.7 million in 1996, representing 251% and 37% of earnings before income taxes in 1997 and 1996, respectively. The unusually high effective income tax rate in 1997 is due primarily to the establishment of a valuation allowance for certain deferred tax benefits that were generated in 1997 related to foreign operations.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1996
COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

      Net earnings for 1996 increased 3% to $13.2 million, or $0.58 per share, compared to net earnings of $12.9 million, or $0.57 per share, in 1995. Product sales and wide area progressive systems were the primary contributors to the increase in net earnings. Total revenue increased 66% to $154.6 million in 1996, compared to $93.2 million in 1995. The Company continued its strategy of augmenting product sales revenue with recurring revenue streams offered by gaming operations and wide area progressive systems. Recurring revenue sources accounted for 29% of total revenue in 1996 as compared to 16% in 1995. Total costs and expenses increased 83% to $133.7 million in 1996, compared to $73.1 million in 1995.


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

      Gaming machine shipments (including commission sales) increased 48% to approximately 12,600 machines (including approximately 200 used machines) in 1996 compared to approximately 8,500 machines (including approximately 400 used machines) in 1995. The cost of product sales increased 46% to $81.2 million in 1996, from $55.7 million in 1995. This increase was attributable to the increased sales volume of machines and other products. As a percentage of product sales revenue, the gross margin on product sales decreased to 22.3% in 1996, from 23.9% in 1995. The decrease in the gross margin was primarily due to a decrease in the percentage of financed product sales, which generally have higher margins.


GAMING OPERATIONS

      Gaming operations revenue increased 282% to $34.4 million in 1996, from $9.0 million in 1995. This increase was primarily attributable to the July 1, 1996 acquisition of GSMC and the growth of gaming operations in Latin America. Direct costs of gaming operations increased $27.6 million to $29.8 million in 1996, compared to $2.2 million in 1995.


DOMESTIC GAMING OPERATIONS

      MISS MARQUETTE. Revenue from the MISS MARQUETTE amounted to $15.3 million and direct operating costs were $14.7 million for the period July 1, 1996, through December 31, 1996. Attendance and revenue were adversely affected by unusually severe winter storms during November and December of 1996. Prior to its acquisition, the Company leased the riverboat vessel to GSMC. Therefore, gaming operations revenue includes lease revenue relating to the MISS MARQUETTE of $3.3 million in 1996 for the period January 1, 1996, through June 30, 1996, compared to $6.7 million for the entire year of 1995.

INTERNATIONAL GAMING OPERATIONS

      PERU. In May 1995, the Company began operations of gaming halls and routes in Peru. Revenue increased 433% to $12.4 million in 1996 compared to $2.3 million in 1995 and direct operating costs increased 422% to $11.4 million in 1996 compared to $2.2 million in 1995. These increases were due to the increase in machine placements, which increased to 1,300 in 21 locations at December 31, 1996, compared to 440 in 8 locations at December 31, 1995.

      BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. Revenue and direct costs both were $2.5 million in 1996, reflecting the start-up status of the gaming hall.

      ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. The casino is located in the Crowne Plaza Hotel and had 150 machines and 10 table games. Revenue in 1996 was $0.9 million and direct costs associated with the operation were $1.1 million. Operating results reflected the start-up status of the casino.


WIDE AREA PROGRESSIVE SYSTEMS

      Wide area progressive systems revenue increased 99% to $8.1 million in 1996 compared to $4.1 million in 1995. This increase was a result of the increase in the number of machines on the systems to approximately 1,200 at December 31, 1996 compared to approximately 800 at December 31, 1995. In 1996, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At December 31, 1996, eight systems were in operation:
MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate) and NICKELMANIA.


FINANCING INCOME

      Financing income increased 10% to $7.5 million in 1996 from $6.9 million in 1995. Interest income on notes receivable and fees charged in association with financing arrangements increased 10% to $5.9 million in 1996 as compared to $5.4 million in 1995. The increase was due primarily to an increase in financing arrangements entered into. The Company recognized revenue of $1.6 million in 1996 compared to $1.5 million in 1995 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona.


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

INTEREST AND FINANCING COSTS

      Interest and financing costs increased to $2.3 million in 1996, from $0.7 million in 1995. The increase in interest and financing costs was primarily attributable to increased borrowings for the expansion of gaming operations in Latin America and for the assumption of debt in connection with the acquisition of GSMC (see Note 2, page 48).


INCOME FROM OPERATIONS

      The combined effect of the above described changes resulted in a 4% increase in income from operations to $20.9 million in 1996, from $20.1 million in 1995. As a percentage of revenue, income from operations decreased to 13.5% in 1996, from 21.5% in 1995. The decrease in the operating margin was primarily the result of the following: i) gaming operations margins were affected by newly established operations in Brazil and Ecuador; ii) the gross margin on product sales decreased to 22.3% in 1996, compared to 23.9% in 1995; iii) the higher selling, general and administrative expenses experienced due primarily to the $2.7 million charge for the write off of receivables relating to the development of a television video bingo lottery system in the Czech Republic; and iv) unusually severe weather conditions in the Midwestern region of the United States in November and December 1996, which adversely affected the revenue of the MISS MARQUETTE and wide area progressive systems.

OTHER

      Earnings before income taxes increased 3% to $20.9 million in 1996, compared to $20.3 million in 1995. Provision for income taxes was $7.7 million in 1996, compared to $7.4 million in 1995, representing 37% and 36% of earnings before income taxes in 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

      Working capital decreased to $21.6 million at December 31, 1997, compared to $37.7 million at December 31, 1996. The decrease is attributable to a decrease in current assets of $7.1 million and an increase in current liabilities of $9.0 million.

CASH FLOWS

      During 1997, the Company's cash and cash equivalents decreased $0.1 million to $4.0 million at December 31, 1997 from $4.1 million at December 31, 1996. Cash provided by operating activities was $14.2 million in 1997 compared to $14.0 million in 1996. While the Company incurred a net loss of ($3.7) million in 1997, the pre-tax $9.2 million asset impairment charges (see Note 3, page 49) and pre-tax $4.4 million cumulative effect of the accounting change for pre-opening and start-up costs (see Note 15, page 58) were non-cash in nature and did not decrease operating cash flows. Other significant items affecting operating cash flows were depreciation and amortization, provision for doubtful accounts, an increase in deferred tax assets and changes in operating assets and liabilities.

      Cash used in investing activities amounted to $9.0 million in 1997 and $15.4 million in 1996. Cash used in investing activities consisted primarily of $10.0 million and $9.7 million used to purchase property and equipment in 1997 and 1996, respectively, and $14.5 million and $5.5 million advanced on notes receivable for casino development financing in 1997 and 1996, respectively. The majority of the property and equipment purchases was the result of expansion of gaming operations in Latin America, the addition of office space at corporate headquarters and the costs associated with the development of a Company-wide information system. Also in 1996, other assets increased by $3.5 million primarily due to capitalizing pre-opening and start-up costs associated with the CBF project (such costs incurred prior to January 1, 1997 have been recognized as a charge to 1997 earnings via the cumulative effect of an accounting change--see Note 15, page 58) and amounts due from riverboat lessee increased by $2.6 million, prior to the acquisition of GSMC (see Note 2, page 48). These uses were partially offset by payments received on notes receivable from casino development financing amounting to $16.3 million and $4.9 million in 1997 and 1996, respectively.

      Financing activities used $5.5 million of cash in 1997 compared to $5.2 million cash provided in 1996. These activities resulted from net borrowings and repayments on the Company's credit facility. Also in 1997, the Company completed a sale-leaseback transaction that provided $7.5 million (see Note 10, page 52).

INTERNATIONAL OPERATIONS

      Approximately 16% of total revenue in 1997 was derived outside of the United States, compared to 10% in 1996. International operations are subject to certain risks, including but not limited to unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its international operations. As the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company has not yet engaged, but may in the future engage, in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

IMPACT OF INFLATION

      Inflation has not had a significant effect on the Company's operations during the three years ended December 31, 1997.

YEAR 2000 COMPLIANCE

      In conjunction with the development of a Company-wide information system, the Company anticipates to be in compliance with Year 2000 requirements. Costs related to compliance are not expected to be significant.

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

ITEM 8.   FINANCIAL STATEMENTS


8 (a)        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                  Page
                                                                                                       -------

             Consolidated Statements of Operations for the years ended
                  December 31, 1997,  1996, and 1995                                                       41

             Consolidated Balance Sheets at December 31, 1997 and 1996                                     42

             Consolidated Statements of Shareholders' Equity for the years ended
                  December 31, 1997, 1996 and 1995                                                         43

             Consolidated Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                                                         44

             Notes to Consolidated Financial Statements for the years ended
                  December 31, 1997, 1996 and 1995                                                         45

             Independent Auditors' Report                                                                  60

8(b)         AUDITED FINANCIAL STATEMENTS OF SODAK GAMING PERU S.A., A WHOLLY-OWNED
                 SUBSIDIARY OF THE COMPANY



             The following financial statements are set forth under Item 14(a)3:

                   Report of Independent Public Accountants                                                66

                   Statement of Operations for the Year ended December 31, 1997                            67

                   Balance Sheet at December 31, 1997                                                      68

                   Statement of Shareholders' Deficit for the Year ended December 31, 1997                 69

                   Statement of Cash Flows for the Year ended December 31, 1997                            70

                   Notes to Financial Statements for the year ended December 31, 1997                      71



                                                                   SODAK GAMING, INC.
                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Years ended December 31, 1997, 1996 and 1995


In thousands, except share and per share amounts                                          1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE:
    Product sales                                                                $      61,683           104,512            73,173
    Gaming operations                                                                   54,756            34,377             9,009
    Wide area progressive systems                                                       13,329             8,149             4,097
    Financing income                                                                     7,810             7,549             6,893
-----------------------------------------------------------------------------------------------------------------------------------
                 Total revenue                                                         137,578           154,587            93,172
-----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of product sales                                                               48,302            81,171            55,665
    Gaming operations                                                                   54,841            29,786             2,192
    Selling, general and administrative                                                 21,716            20,445            14,531
    Interest and financing costs                                                         3,704             2,284               725
    Impairment of long-lived assets (note 3)                                             9,238                 0                 0
-----------------------------------------------------------------------------------------------------------------------------------
                 Total costs and expenses                                              137,801           133,686            73,113
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                            (223)            20,901            20,059
-----------------------------------------------------------------------------------------------------------------------------------

Other income
    Gain on sale of receivables                                                            537                 0                 0
    Other, net                                                                              68                26               216
-----------------------------------------------------------------------------------------------------------------------------------
                 Total other income                                                        605                26               216
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    382            20,927            20,275

Provision for income taxes (note 11)                                                       958             7,694             7,382
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            (576)            13,233            12,893

Cumulative effect of change in accounting principle related to pre-opening
    and start-up costs, net of income tax effect (note 15)                             (3,131)                 0                 0
-----------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                                              $     (3,707)            13,233            12,893
===================================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
    EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE                                                        $      (0.02)              0.58              0.57
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                              (0.14)              0.00              0.00
-----------------------------------------------------------------------------------------------------------------------------------
    NET EARNINGS (LOSS)                                                          $      (0.16)              0.58              0.57
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING (NOTE 18)                                                  22,896,076        22,965,940         22,772,318


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   SODAK GAMING, INC.
                                                              CONSOLIDATED BALANCE SHEETS
                                                               December 31, 1997 and 1996

In thousands, except shares                                                                           1997             1996
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                    $   3,942            4,077
    Current trade, notes and interest receivables (notes 4 and 6)                                   36,137           44,417
    Inventories (note 8)                                                                            22,294           20,637
    Prepaid expenses                                                                                   756            1,674
    Refundable income taxes                                                                            663              875
    Deferred income taxes (note 11)                                                                  1,319              553
----------------------------------------------------------------------------------------------------------------------------
                 Total current assets                                                               65,111           72,233
Property and equipment, net (note 9)                                                                59,739           57,135
Notes receivable, net of current maturities (notes 5 and 6)                                         38,723           26,657
Goodwill, net (notes 2 and 3)                                                                            0            8,155
Deferred income taxes (note 11)                                                                        789                0
Other assets, net                                                                                      794            5,295
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 165,156          169,475
============================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                             $  32,379           28,328
    Current maturities of long-term debt (note 10)                                                   3,634            1,751
    Income taxes payable                                                                                75              162
    Deferred financing fee revenue                                                                   1,846               25
    Accrued payroll and payroll related costs                                                        1,986            1,695
    Other accrued liabilities                                                                        3,620            2,544
----------------------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                                          43,540           34,505

Long-term debt, net of current maturities (note 10)                                                 19,818           27,189
Deferred income taxes (note 11)                                                                          0            1,350
----------------------------------------------------------------------------------------------------------------------------
                 Total liabilities                                                                  63,358           63,044
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
    Preferred stock, $0.001 par value, 25,000,000 shares authorized,
        none issued and outstanding                                                                      0                0
    Common stock, $0.001 par value; 75,000,000 shares authorized,
        22,758,408 and 22,757,688 shares issued and outstanding at
        December 31, 1997 and 1996, respectively                                                        23               23
    Additional paid-in capital                                                                      64,088           64,072
    Retained earnings                                                                               40,061           43,768
    Cumulative translation adjustment                                                               (2,374)          (1,432)
----------------------------------------------------------------------------------------------------------------------------
                 Total shareholders' equity                                                        101,798          106,431
----------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 10, 14 and 16)                                             $  165,156          169,475
============================================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                                                      SODAK GAMING, INC.
                                       Consolidated Statements of Shareholders' Equity
                                        Years ended December 31, 1997, 1996, and 1995


                                            -------------------------------------------------------------------------------------
                                                  Common stock
                                            ----------------------------
                                                                                                        Cumulative      Total
                                                                   Par       Additional   Retained     translation  shareholders'
In thousands, except shares                        Shares        value  paid-in capital   earnings      adjustment    equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                     22,716,932       $  23           63,692     17,642             0          81,357
    Net earnings                                        0           0                0     12,893             0          12,893
    Restricted stock awards                         5,344           0               11          0             0              11
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                     22,722,276          23           63,703     30,535             0          94,261
    Net earnings                                        0           0                0     13,233             0          13,233
    Restricted stock awards, net                    (216)           0               10          0             0              10
    Stock options exercised                        35,628           0              250          0             0             250
    Tax benefits of stock
        options exercised (note 14)                     0           0              109          0             0             109
    Foreign currency translation
        adjustment                                      0           0                0          0        (1,432)         (1,432)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                     22,757,688          23           64,072     43,768        (1,432)        106,431
    Net loss                                            0           0                0     (3,707)            0          (3,707)
    Restricted stock awards                           250           0               12          0             0              12
    Stock options exercised                           470           0                4          0             0               4
    Foreign currency translation
        adjustment                                      0           0                0          0          (942)           (942)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                     22,758,408       $  23           64,088     40,061        (2,374)        101,798
=================================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   SODAK GAMING, INC.
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Years ended December 31, 1997, 1996 and 1995

In thousands                                                                                      1997        1996        1995
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                                       $  (3,707)      13,233       12,893
    Adjustments to reconcile net earnings (loss) to net
        cash  provided by (used in) operating activities:
        Impairment of long-lived assets                                                           9,238            0            0
        Pre-tax cumulative effect of change in accounting principle                               4,409            0            0
        Depreciation and amortization                                                             6,524        3,779          713
        Provision for doubtful accounts                                                             882        2,788          300
        Deferred income taxes                                                                    (2,905)         362          584
        Restricted stock awards                                                                      12           10           11
        Gain on sale of receivables                                                                (537)           0            0
        Loss on sale of property and equipment                                                        0           51            0
        Changes in operating assets and liabilities:
           Trade and accrued interest receivables                                                 2,625       (6,811)       2,021
           Notes receivable relating to financed sales                                           (2,323)       3,737      (17,302)
           Inventories                                                                           (6,659)      (7,925)      (1,151)
           Prepaid expenses                                                                         918         (311)        (520)
           Accounts payable                                                                       4,026        5,725      (10,741)
           Accrued liabilities                                                                    1,618          944          773
           Income taxes payable, net of refundable income taxes                                     125       (1,598)      (1,078)
----------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operating activities                             14,246       13,984      (13,497)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash advanced on notes receivable                                                           (14,469)      (5,515)      (4,762)
    Payments received on notes receivable                                                        16,293        4,924        3,002
    Principal payments received on direct-financing type lease                                        0          338          172
    Purchases of property and equipment                                                          (9,959)      (9,748)      (8,215)
    Proceeds from sale of property and equipment                                                      0          502            0
    Increase in amounts due from riverboat lessee, prior to acquisition (note 2)                      0       (2,631)      (4,752)
    Purchase of subsidiary, net of cash acquired (note 2)                                             0          238            0
    Increase in other assets                                                                       (840)      (3,486)        (889)
----------------------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                           (8,975)     (15,378)     (15,444)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                                           41,300       52,750       27,500
    Principal repayments of long-term debt                                                      (54,328)     (47,800)     (10,052)
    Proceeds from sale-leaseback transaction (note 10)                                            7,540            0            0
    Net proceeds from exercise of stock options                                                       4          250            0
----------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities                             (5,484)       5,200       17,448
----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                         78         (703)           0
----------------------------------------------------------------------------------------------------------------------------------
                 Net increase (decrease) in cash and cash equivalents                              (135)       3,103      (11,493)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                      4,077          974       12,467
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $   3,942        4,077          974
==================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest (net of amount capitalized)                        $   3,162        1,719          669
    Cash paid during the year for income taxes                                                    2,460        9,039        7,876
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
    Gaming machine inventory transferred to gaming operations equipment                               0        2,948        2,478



The accompanying notes are an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1997, 1996 and 1995



(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sodak Gaming, Inc. (the Company) is a leading distributor and financier of gaming equipment and a broad range of gaming-related products and services and a provider of wide area progressive systems, primarily to Native American casinos. In addition, the Company operates: 1) gaming halls and route operations in Peru beginning in May 1995; 2) a casino entertainment facility in Quito, Ecuador beginning in March 1996; 3) a gaming hall in Rio de Janeiro, Brazil beginning in June 1996, which was converted to a route operation in December 1997; and 4) a riverboat casino entertainment facility in Marquette, Iowa beginning in July 1996.

A significant amount of product sales is derived from the sale and distribution of gaming equipment manufactured by International Game Technology (IGT) under an exclusive distributorship agreement. The term of the most recent distributorship agreement is for three years ending May 2001, at which time it continues for two-year renewal periods unless canceled by either party. The agreement allows the Company the exclusive right to distribute IGT manufactured or assembled gaming machines to casinos located on Native American lands in the United States (except Nevada, New Jersey and Hawaii) and to non-Native American purchasers in South Dakota, North Dakota and Wyoming. The agreement restricts the Company from selling competing products and is subject to review and renewal upon significant change in control of the Company.

The Company has an exclusive agreement with IGT to provide and market wide area progressive systems to Native American casinos. This agreement continues as long as a progressive system is operating. The Company also has an exclusive agreement with IGT to provide and market a wide area progressive system to casinos in Deadwood, South Dakota.

The Company has distributorship arrangements with several other manufacturers and suppliers of gaming related equipment and products.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


REVENUE RECOGNITION

Revenue from product sales is recognized upon delivery to customers.

Gaming operations revenue consists primarily of gaming revenue from casinos, gaming halls and route operations. In accordance with industry practice, the Company recognizes as gaming revenue the net wins from gaming activities, which is the difference between gaming wins and losses. The Company recognizes as revenue total net win from gaming devices from route operations which operate under revenue-sharing arrangements (revenue-sharing expenses related to route operations are accounted for as an expense of gaming operations).

Revenue from wide area progressive systems consists of the Company's portion of fees for providing and marketing wide area progressive systems and is recognized when earned.

Financing income results from interest income on notes receivable, fees charged in association with financing arrangements and the Company's portion of the management fee from a Native American casino that results from the Company having guaranteed a portion of the initial debt related to that casino. Financing income is recognized when earned on an accrual basis and, when applicable, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 91, ACCOUNTING FOR NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND INITIAL DIRECT COSTS OF Leases. Deferred financing fee revenue as separately stated on the balance sheets represents financing fees that will be recognized as revenue over the life of the associated loans in accordance with SFAS No. 91.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

NOTES RECEIVABLE

Notes receivable are recorded at cost, less the related allowance for doubtful accounts. The Company measures its estimates of impaired loans in accordance with SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN--INCOME RECOGNITION AND DISCLOSURES. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses, if any, are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered, and are recognized as interest income thereafter. All notes receivable have been evaluated for collectibility under SFAS No.'s 114 and 118.

INVENTORIES

Inventories are stated at the lower of cost or market. Gaming machine costs are determined on a specific identification basis. Costs of other inventories are determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided principally on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over the following estimated useful lives:

                                                                         Years
-------------------------------------------------------------------------------
Land improvements                                                           15
Buildings and improvements                                               15-39
Leasehold improvements                                                    3-10
Riverboat                                                                   25
Gaming operations equipment                                               5-10
Office furniture and equipment                                            5-10
Transportation equipment                                                  5-20
Shop equipment                                                             5-7
===============================================================================

PRE-OPENING AND START-UP COSTS

In 1997, the Company changed its method of accounting for pre-opening and start-up costs and for the amortization of such costs. The impact of the accounting change is described in Note 15.


INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred tax assets and liabilities are recognized for the expected future tax consequences arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


STOCK-BASED COMPENSATION

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


EARNINGS PER SHARE

Effective for the fourth quarter of 1997, the Company adopted the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires the reporting of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings for the period by the weighted average common shares outstanding for the period. Diluted earnings per share is computed in the same fashion, except that any potential dilutive shares are added to the denominator of that calculation. During the years ended December 31, 1997, 1996 and 1995, the only dilutive item present in the Company's capital structure is stock options and restricted shares outstanding. The provisions of SFAS No. 128 have been applied to all periods presented in the accompanying financial statements.


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

LONG-LIVED ASSETS

The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on future undiscounted cash flows.


SEGMENT REPORTING

The Company adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, during 1997. SFAS No. 131 requires disclosure of factors used to identify an enterprise's reportable segments and the types of products and services from which each reportable segment derives its revenues, as well as selected financial data related to each reportable segment. The reporting methodology required by SFAS No.
131 has been applied to all years presented.


NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's year ending December 31, 1998. Management intends to comply with the disclosure requirements of this statement.


RECLASSIFICATIONS

Certain 1996 and 1995 amounts have been reclassified to conform to the current year presentation.


(2) ACQUISITION

In 1994, the Company acquired and refurbished the MISS MARQUETTE riverboat for $14.3 million. The Company leased the MISS MARQUETTE to Gamblers Supply Management Company (GSMC), an unrelated third party, beginning October 1, 1994, under a long-term lease agreement. In addition, the Company loaned $7.5 million to GSMC to fund costs incurred by GSMC to develop and construct dockside facilities and related amenities and financed $5.7 million of gaming equipment. The lease required scheduled lease payments of the greater of an aggregate of $25 million or 50% of defined net income from casino operations determined annually, during the first 43 months of the lease and 50% of the defined net income from casino operations thereafter.

On July 1, 1996, the Company acquired all of the outstanding shares of common stock of GSMC for $1 million in cash. The acquisition was accounted for using the purchase method of accounting, and accordingly the consolidated statements of operations include the results of operations of GSMC beginning on July 1, 1996. The fair value of the tangible assets acquired totaled $23.3 million and consisted of gaming machines, gaming equipment, and dockside facilities, which include a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities and related furniture, fixtures and equipment. The liabilities assumed were valued at $8.2 million, excluding $22.6 million owed to the Company, and consisted of trade accounts payable, accrued expenses and notes payable, including $4.2 million of notes payable to the former shareholders. At December 31, 1996 the excess purchase price over the fair value of the net assets acquired was approximately $8.2 million, net of accumulated amortization of approximately $281,000. As described in note 3, the Company has deemed certain long-lived assets related to GSMC, including the goodwill, to be impaired in 1997.

The following unaudited pro forma information has been prepared as if the acquisition of GSMC had occurred at the beginning of 1996 and 1995. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations had the acquisition been made as of those dates.

In thousands, except per share amounts              1996           1995
--------------------------------------------------------------------------------

Total revenue                                    $  166,262       121,803
Net earnings                                         12,006        11,047
Basic and diluted earnings per share                   0.52          0.49
================================================================================


(3) IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 1997, in recognition of changing economic conditions and competitive environments, the Company re-evaluated the recoverability of certain of its long-lived assets. In December 1997, the Company recorded a non-cash pre-tax charge to operations resulting from impairment of certain long-lived assets of approximately $9.2 million. In accordance with SFAS No. 121, the carrying values of the impaired assets were reduced to reflect a remaining carrying value equal to the estimated future discounted cash flows related to the impaired assets. This impairment charge was primarily related to MISS MARQUETTE goodwill and property and equipment. Factors leading to the impairment charge in 1997 were that earnings and earnings before interest, taxes, depreciation and amortization (EBITDA) at the MISS MARQUETTE were less than those experienced prior to the Company's acquisition, as well as the effects of increased competition.


(4) CURRENT TRADE, NOTES AND INTEREST RECEIVABLES

Current trade, notes and interest receivables with original maturities, or anticipated maturities, of less than one year, and the current portion of long-term notes receivable are summarized as follows at December 31:

    In thousands                                                1997      1996
    --------------------------------------------------------------------------

    Trade accounts receivable                            $    17,384    21,169
    Various short-term installment notes receivable            1,490       391
    Current maturities of long-term notes receivable          17,785    23,197
    Accrued interest receivable                                1,038       570
    --------------------------------------------------------------------------
                                                              37,697    45,327
    Less allowance for doubtful accounts                      (1,560)     (910)
    --------------------------------------------------------------------------
                                                         $    36,137    44,417
    ==========================================================================

(5) NOTES RECEIVABLE

Notes receivable with original maturities greater than one year result primarily from the financing of sales of gaming equipment to customers on an installment basis and from loans to casino management companies and operators. These notes earn interest at fixed rates ranging from 8% to 13%, or variable rates, generally adjusted monthly, ranging from prime to prime plus 4%. Maturities of notes receivable from financed sales generally are 24 to 36 months, while maturities of other loans are up to 60 months. The following is a summary of notes receivable at December 31:

    In thousands                                          1997          1996
    -------------------------------------------------------------------------

    Notes receivable on financed sales               $   41,634        45,513
    Notes receivable on loans--gaming-related            14,874         4,341
    --------------------------------------------------------------------------
                                                         56,508        49,854
             Less current maturities                    (17,785)      (23,197)
             -----------------------------------------------------------------
                                                     $   38,723        26,657
             =================================================================


(6) CONCENTRATIONS OF CREDIT RISK

A significant portion of the Company's trade accounts and notes receivable disclosed in Notes 4 and 5 are due from customers located on Native American lands. The receivables are generally secured by the gaming equipment sold and, in certain instances, revenues derived from casino operations.
Concentrations of credit risk as a percentage of total receivables, are as follows at December 31:


                                              1997                      1996
--------------------------------------------------------------------------------
Native American gaming-related                 80%                       86%
Other gaming-related                           20%                       14%
--------------------------------------------------------------------------------
                                              100%                      100%
================================================================================

Because of the uncertain application of federal and state laws to Native American tribes in the case of amounts advanced to Native American communities, the Company's ability to collect these amounts receivable is dependent upon the future cash flows from the Native American communities' casino operations, rather than the general credit of the tribes.


(7) DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:


CASH EQUIVALENTS; CURRENT TRADE, NOTES AND INTEREST RECEIVABLES; NOTES RECEIVABLE; ACCOUNTS PAYABLE; ACCRUED LIABILITIES; AND NOTES PAYABLE

The carrying amounts of cash equivalents, current trade, notes and interest receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

Management estimates that notes receivable and notes payable approximate fair value as they generally include variable interest rates.

(8) INVENTORIES

Inventories consist of the following at December 31:

    In thousands                                1997           1996
    -----------------------------------------------------------------
    Gaming machines                          $  19,682         16,411
    Parts and other gaming accessories           2,612          4,226
    -----------------------------------------------------------------
                                             $  22,294         20,637
    =================================================================


(9) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

    In thousands                                             1997          1996
    ---------------------------------------------------------------------------
    Land and improvements                                 $ 1,551         1,358
    Buildings and improvements                             18,932        17,758
    Leasehold improvements                                  1,761         1,083
    Riverboat                                              13,687        13,687
    Gaming operations equipment                            23,252        22,509
    Office furniture and equipment                          2,982         2,496
    Transportation equipment                                2,305         2,150
    Shop equipment                                            522           504
    Systems, in progress                                    3,018             0
    ---------------------------------------------------------------------------
                                                           68,010        61,545
    Less accumulated depreciation and amortization         (8,271)       (4,410)
    ---------------------------------------------------------------------------
                                                          $59,739        57,135
    ===========================================================================

Included in property and equipment is $7.5 million of furniture and equipment relating to a capital lease obligation (see Note 10), with accumulated amortization of approximately $0.7 million at December 31, 1997.

(10) LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                                                   In thousands
                                                                                           ------------------------
                                                                                                1997          1996
      -------------------------------------------------------------------------------------------------------------
      Note payable to bank under a long-term revolving credit facility with terms as
           explained below                                                                $   12,500       23,250
      Capital lease obligation as explained below                                              7,018            0

      Note payable to bank in monthly installments of $8,312 including interest at 7.45% through November 1998 with a balloon payment of
           approximately $425,000 due
           December 1998; secured by certain transportation equipment                            484          546
      Notes payable to the former shareholders of GSMC due in monthly installments of
           $137,880 including interest
           at 8% through July 1999; unsecured                                                  2,453        3,850
      Contract payable in monthly installments of $12,668 including interest at 9%
           through January 2005; secured by real estate                                          794          871
      Various other secured notes payable                                                        203          423
      -------------------------------------------------------------------------------------------------------------
                                                                                              23,452       28,940
      Less current maturities                                                                 (3,634)      (1,751)
      -------------------------------------------------------------------------------------------------------------
                                                                                          $   19,818       27,189
      =============================================================================================================


REVOLVING CREDIT FACILITY

The Company holds a $50 million long-term revolving credit facility from a syndicate of banks. The revolving line has two components: a $20 million tranche (Tranche A) to be used for general corporate purposes and letters of credit; and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The amount available under Tranche B is reduced by $1.875 million quarterly beginning in June 1997. As a result, the maximum credit amount under the revolving credit facility was $44.4 million at December 31, 1997. The unused portion of the revolving credit facility is subject to a commitment fee, based on a calculation as defined in the agreement. In addition to the $12.5 million loan outstanding, the Company has $10.0 million in letters of credit outstanding at December 31, 1997.

Interest is payable based on variable rates which, at the Company's option, are based on prime rate (which was 8.5% at December 31, 1997) or a Eurodollar rate plus an applicable margin (which was 7.875% at December 31, 1997). Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat.

Among other restrictions, the revolving credit facility calls for maintenance of certain financial ratios and covenants, which include a tangible net worth floor, a liquidity ratio, a cash flow coverage ratio, a leverage ratio, a funded debt ratio and foreign subsidiary investment ratios. As of December 31, 1997, the Company was not in compliance with two of these covenants but has received waivers for such non-compliance as of that date.

CAPITAL LEASE OBLIGATION

During 1997, the Company entered into a sale-leaseback arrangement involving the sale of certain GSMC furniture and equipment for $7.5 million, which approximated book value at the time of the sale. The transaction was accounted for as a financing, whereby the property remains on the books and continues to be depreciated. A financing obligation representing the proceeds was recorded and is reduced based on payments under the arrangement. The financing arrangement requires 48 monthly payments of $233,452, including interest at 21% per annum, through July 2001. Upon expiration of the arrangement, the Company will own the furniture and equipment. Future minimum lease payments related to this arrangement are as follows for the years ended December 31:

    In thousands
    --------------------------------------------------------------------
    Year                                                       Amount
    --------------------------------------------------------------------
    1998                                                   $    2,802
    1999                                                        2,802
    2000                                                        2,802
    2001                                                        1,634
    --------------------------------------------------------------------
    Total minimum lease payments                               10,040
    Less amounts representing interest                         (3,022)
    --------------------------------------------------------------------
    Present value of minimum lease payments                     7,018
    Less current maturities                                    (1,466)
    --------------------------------------------------------------------
    Long-term capital lease obligation                     $    5,552
    ====================================================================


Principal maturities of long-term debt, including the capital lease obligation, are as follows for the years ended December 31:

    In thousands
    ---------------------------------------------------------------------
    Year                                                         Amount
    ---------------------------------------------------------------------

    1998                                                   $      3,634
    1999                                                          5,976
    2000                                                          9,910
    2001                                                          3,514
    2002                                                            124
    Thereafter                                                      294
    =====================================================================



(11) INCOME TAXES

A reconciliation of income taxes based on the statutory rate of 35% to the Company's actual income taxes based on earnings before income taxes and cumulative effect of accounting change for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:


    In thousands                                                1997     1996    1995
    ----------------------------------------------------------------------------------
    Federal income taxes at statutory federal rate            $  134    7,324   7,096
    State income taxes, net of federal income tax benefit         65      277     317
    Change in valuation allowance for deferred tax assets        811        0       0
    Foreign                                                      122      314      78
    Other                                                       (174)    (221)   (109)
    ----------------------------------------------------------------------------------
    Provision for income taxes                                $  958    7,694   7,382
    ==================================================================================


The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:



   In thousands                                                1997       1996     1995
    --------------------------------------------------------------------------------------
    CURRENT:
       Federal                                             $   2,333      6,617    6,272
       State                                                     130        401      448
       Foreign                                                   122        314       78
    --------------------------------------------------------------------------------------
                Total current                                  2,585      7,332    6,798
    --------------------------------------------------------------------------------------
    DEFERRED:
       Federal                                                (2,875)       337      544
       State                                                     (30)        25       40
    --------------------------------------------------------------------------------------
                Total deferred                                (2,905)       362      584
    --------------------------------------------------------------------------------------
    Total tax expense (benefit)                                 (320)     7,694    7,382
    Less tax benefit related to cumulative effect of
        accounting change (note 15)                            1,278          0        0
    --------------------------------------------------------------------------------------
                Provision for income taxes                 $     958      7,694    7,382
    ======================================================================================



Deferred tax assets and liabilities consist of the following at December 31:


    In thousands                                                          1997      1996
    --------------------------------------------------------------------------------------
    DEFERRED TAX ASSETS:
           Allowance for impairment                                  $   3,242         0
           Allowance for inventory                                         539       148
           Allowance for doubtful accounts                                 530       299
           Foreign property and equipment                                  372         0
           Pre-opening and start-up cost write-offs                        480         0
           Other                                                           262       106
    --------------------------------------------------------------------------------------
                Total deferred tax assets                                5,425       553
                Less valuation allowance                                  (811)        0
    --------------------------------------------------------------------------------------
                Deferred tax assets, net of valuation allowance          4,614       553
                Less current deferred tax assets                        (1,319)     (553)
    --------------------------------------------------------------------------------------
                Long-term deferred tax assets                            3,295         0

    DEFERRED TAX LIABILITIES, PRIMARILY PROPERTY AND EQUIPMENT          (2,506)   (1,350)
    --------------------------------------------------------------------------------------
                Net long-term deferred tax assets (liabilities)      $     789    (1,350)
    ======================================================================================

The Company established a valuation allowance in the current year due to uncertainties surrounding the ultimate realization of foreign loss carryforwards and reversals of the timing differences related to the foreign pre-opening and start-up cost write-offs. The Company believes it is more likely than not to realize the remaining net deferred tax assets based on: 1) the future reversing effects of deductible temporary differences being offset by reversing taxable temporary differences; 2) the extended period that is available to realize the reversing effects of the deductible temporary differences; and 3) the Company's expected future generation of taxable income adequate to realize the deferred tax benefits.

(12) STOCK SPLIT

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


(13) LINES OF BUSINESS AND GEOGRAPHICAL DATA

The Company operates predominantly in the lines of business of product sales, wide area progressive systems, financing and gaming operations. All lines of business segments are described in the "organization" section of note 1. Summarized financial information by line of business for 1997, 1996 and 1995 is as follows:

                                                                                               Gaming Operations
                                                                                   -------------------------------------------
                                                                                                 Peru gaming
                                                         Wide area                               hall and         Other
                                              Product   progressive     Financing  GSMC - MISS   route            gaming
In thousands                                  sales       systems       income     MARQUETTE     operations     operations
------------------------------------------------------------------------------------------------------------------------------
1997:
Revenue                              $        61,683        13,329         7,810        32,312         14,777          7,667
Direct costs                                 (48,302)            0             0       (27,896)       (13,893)        (7,605)
Selling, general and administrative           (6,544)       (1,475)            0           (40)          (157)        (3,032)
Interest and financing costs                       0             0        (2,595)       (1,109)             0              0
Impairment of long-lived assets                    0             0             0        (8,751)             0              0
Depreciation and amortization                   (240)          (67)            0        (2,936)        (1,776)          (735)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations        $         6,597        11,787         5,215        (8,420)        (1,049)        (3,705)
==============================================================================================================================
Cumulative effect of change in
   accounting principle (note 15)    $             0             0             0             0           (819)        (2,312)
==============================================================================================================================

Identifiable assets                  $        32,765         9,485        57,285        35,772         11,507          3,862
==============================================================================================================================

Capital expenditures                 $           198           843             0           575          2,711             37
==============================================================================================================================


1996:
Revenue                              $       104,512         8,149         7,549        18,584         12,396          3,397
Direct costs                                 (81,171)            0             0       (13,260)       (10,289)        (3,273)
Selling, general and administrative           (6,879)         (983)            0           (48)           (72)            (3)
Interest and financing costs                       0             0        (2,052)         (232)             0              0
Depreciation and amortization                   (240)            0             0        (1,421)        (1,143)          (400)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations        $        16,222         7,166         5,497         3,623            892           (279)
==============================================================================================================================

Identifiable assets                  $        35,971         7,645        49,646        43,918         11,817          8,465
==============================================================================================================================

Capital expenditures(1)              $           253             0             0           378          6,213          4,539
==============================================================================================================================


1995:
Revenue                              $        73,173         4,097         6,893         6,712          2,324              0
Direct costs                                 (55,665)            0             0             0         (2,009)             0
Selling, general and administrative           (6,104)         (750)            0           (37)           (56)             0
Interest and financing costs                       0             0          (725)            0              0              0
Depreciation and amortization                   (120)            0             0             0           (183)             0
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations        $        11,284         3,347         6,168         6,675             76              0
==============================================================================================================================

Identifiable assets                  $        29,305         3,994        53,070        34,028          5,569            409
==============================================================================================================================

Capital expenditures(1)              $         2,308             0             0             0          4,763              0
==============================================================================================================================


[WIDE TABLE CONTINUED FROM ABOVE]


In thousands                          Corporate  Consolidated
----------------------------------------------------------------
1997:
Revenue                                      0        137,578
Direct costs                                 0        (97,696)
Selling, general and administrative     (9,391)       (20,639)
Interest and financing costs                 0         (3,704)
Impairment of long-lived assets           (487)        (9,238)
Depreciation and amortization             (770)        (6,524)
----------------------------------------------------------------
Income (loss) from operations          (10,648)          (223)
================================================================
Cumulative effect of change in
   accounting principle (note 15)            0         (3,131)
================================================================

Identifiable assets                     14,480        165,156
================================================================

Capital expenditures                     5,595          9,959
================================================================


1996:
Revenue                                      0        154,587
Direct costs                                 0       (107,993)
Selling, general and administrative    (11,645)       (19,630)
Interest and financing costs                 0         (2,284)
Depreciation and amortization             (575)        (3,779)
----------------------------------------------------------------
Income (loss) from operations          (12,220)        20,901
================================================================

Identifiable assets                     12,013        169,475
================================================================

Capital expenditures(1)                  1,313         12,696
================================================================


1995:
Revenue                                    (27)        93,172
Direct costs                                 0        (57,674)
Selling, general and administrative     (7,054)       (14,001)
Interest and financing costs                 0           (725)
Depreciation and amortization             (410)          (713)
----------------------------------------------------------------
Income (loss) from operations           (7,491)        20,059
================================================================

Identifiable assets                     11,680        138,055
================================================================

Capital expenditures(1)                  3,622         10,693
================================================================


(1) Includes non-cash transfers of gaming machine inventory to gaming operations equipment.

Summarized financial information by geographic area for 1997, 1996 and 1995 follows:

    In thousands                        North America    Latin America    Consolidated
    -----------------------------------------------------------------------------------
    1997:
    Revenue                              $ 115,134           22,444         137,578
    Income (loss) from operations            4,531           (4,754)           (223)
    Identifiable assets                    149,787           15,369         165,156
    1996:
    Revenue                                138,794           15,793         154,587
    Income from operations                  20,288              613          20,901
    Identifiable assets                    149,193           20,282         169,475
    1995:
    Revenue                                 90,848            2,324          93,172
    Income from operations                  19,983               76          20,059
    Identifiable assets                    132,077            5,978         138,055
    ===================================================================================


The Company had one customer who accounted for 15.5% of total revenue in 1996. The Company had no customers who exceeded 10% of revenue in 1997 or 1995.


(14) EMPLOYEE BENEFIT PLANS

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

Information with respect to shares under the plans is as follows:

                                                  Shares of common stock
                                           -------------------------------
                                                                                 Weighted average
                                           Available for                            exercise price of
                                           option/award       Under Plan          shares under Plan
    --------------------------------------------------------------------------------------------------
    Outstanding at December 31, 1994             1,398,704          101,296       $   8.73
          Granted                                 (221,600)         221,600           6.30
          Canceled                                       0                0            n/a
          Exercised                                      0                0           8.00
    --------------------------------------------------------------------------------------------------
    Outstanding at December 31, 1995             1,177,104          322,896           7.06
          Granted                                 (358,000)         358,000          13.20
          Canceled                                   8,440           (8,440)         11.45
          Exercised                                      0          (35,628)          7.00
    --------------------------------------------------------------------------------------------------
    Outstanding at December 31, 1996               827,544          636,828          10.46
          Granted                                 (381,240)         381,240          16.24
          Canceled                                   6,000           (6,000)         16.08
          Exercised                                      0             (470)          9.44
    --------------------------------------------------------------------------------------------------
    Outstanding at December 31, 1997               452,304        1,011,598       $  12.60
    ==================================================================================================


The following table summarizes information concerning currently outstanding and exercisable options:

                                            Options outstanding                                Options exercisable
                           ------------------------------------------------------------   ------------------------------

                                                        Weighted         Weighted                         Weighted
       Range of Exercise                            average remaining     average           Number         average
       Prices               Number outstanding       contractual life   exercise price    exercisable    exercise price
       -----------------------------------------------------------------------------------------------------------------

         $     5 to 10             279,598                 3.7           $   7.00           168,424         $   7.25
              10 to 15             398,000                 5.4              13.05           163,750            12.77
              15 to 20             334,000                 7.9              16.77                 0               --
       -----------------------------------------------------------------------------------------------------------------
                                 1,011,598                                                  332,174
========================================================================================================================


The company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock based compensation plans other than for restricted stock. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's net loss and loss per share would have been increased by approximately $1.2 million, or $0.05 per share in 1997, and net earnings and earnings per share would have been reduced by approximately $0.7 million, or $0.03 per share in 1996 and $0.2 million, or $0.01 per share in 1995. The fair value of the options granted during 1997, 1996 and 1995 is estimated as $6.42 to $8.77, $6.03 to $8.26 and
$2.95 to $3.83, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following average assumptions:

                                                         1997           1996          1995
     ------------------------------------------------------------------------------------------
     Expected dividend yield                             0.0%             0.0%         0.0%
     Expected stock price volatility                    62.6%            54.1%        54.1%
     Risk-free interest rate                             5.6%             5.6%         5.6%
     Expected average life of options (years)            4           4.5 to 8     4.5 to 8
     ------------------------------------------------------------------------------------------


Proforma net earnings reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net earnings amounts presented because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

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


RETIREMENT PLAN

In January 1994, the Company adopted a 401(k) defined contribution benefit plan for its employees. In accordance with plan provisions, the Company provides a discretionary matching contribution of up to 6% of employee compensation. In July 1997, the employees of the Company's MISS MARQUETTE riverboat casino operation became eligible to participate in the plan. The amount of expense recognized as a result of matching contributions was approximately $511,000, $268,000 and $195,000 in 1997, 1996 and 1995, respectively. Employees vest in Company contributions over a seven year period of employment.

(15) CHANGE IN ACCOUNTING METHOD

During the fourth quarter of 1997, the Company changed its accounting method for costs of pre-opening and start-up activities to capitalizing such costs subsequent to obtaining all regulatory approvals and authorizations for the underlying project and expensing such costs immediately upon opening the new operation. The Company's previous accounting method had been to capitalize such costs from inception until the project became operational, at which time the capitalized costs were amortized over a period not to exceed five years. The Company adopted this new accounting method because it conforms to the industry practice of major gaming companies, and retroactively applied the change to previously reported quarterly data, effective January 1, 1997. As a result of this accounting change, there are no such capitalized costs on the balance sheet at December 31, 1997.

The effect of adopting this new accounting method reduced 1997 earnings (loss) before cumulative effect of the accounting change by approximately $2.2 million, comprised of an increase in gaming operations and selling, general and administrative expenses of approximately $3.2 million, net of tax benefits of approximately $1.0 million.

The cumulative effect of this accounting change, reflected as a charge to 1997 earnings (loss) in the amount of approximately $3.1 million, is comprised of approximately $4.4 million of such costs capitalized at January 1, 1997 (which were included in other assets on the balance sheet as of December 31, 1996), net of tax benefits of approximately $1.3 million. If the new method of accounting for pre-opening and start-up costs had been in effect in years prior to 1997, such costs comprising the cumulative of the accounting change would have been reflected primarily as 1996 expenses.


(16) COMMITMENTS AND CONTINGENCIES

During 1994, the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan guaranty agreement, as subsequently revised, allows the casino management company to borrow back prepaid amounts, and at December 31, 1997 the maximum allowable loan balance was $4.3 million. In return for the guaranty, the Company receives a loan guaranty fee based on a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of February 16, 1998, the outstanding loan balance was $1.9 million, and during the years ended December 31, 1997, 1996 and 1995, the Company recognized income of approximately $64,000, $185,000 and $251,000, respectively, related to this agreement.

In October 1997, the Company entered into an agreement with Hollywood Casino Corporation and New Orleans Paddlewheels to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, is pending regulatory approval by the Louisiana Gaming Control Board (LGCB). The project is to be financed by an equity investment from the joint venture partners equal to approximately 25% of the total estimated project cost; the remaining 75% is to be financed through a debt offering. In the first quarter of 1998, the project was estimated to cost approximately $165 million. The Company's participation in the project is contingent upon: 1) obtaining regulatory approval of the project by the LGCB; 2) the Company's obtaining a gaming license in Louisiana; and 3) the joint venture's obtaining necessary debt financing. Construction is expected to commence upon finalization of regulatory approvals and financing arrangements and is expected to take approximately 15 months.

(17) RELATED PARTY TRANSACTION

As part of an agreement with a corporate shareholder (14% ownership), the Company guaranteed financing relating to a portion of the construction cost of a Native American casino facility, managed by the shareholder, that opened in December 1994. As of December 31, 1996, financing under this guaranty had been paid in full. As consideration for the loan guaranty, the Company receives, from the shareholder, 4% of the distributable net income of the gaming operation over the term of the management contract and any extensions thereto. The current management agreement expires December 1999. The Company's share of distributable net income related to this agreement during the years ended December 31, 1997, 1996 and 1995 of approximately $1.9 million, $1.6 million and $1.5 million, respectively, is included in financing income on the statements of operations.


(18) COMMON SHARES OUTSTANDING

The following is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the years ended December 31:

                                                            1997            1996           1995
     --------------------------------------------------------------------------------------------
     Weighted average common shares
        outstanding for basic EPS calculation         22,758,186      22,737,580     22,722,276
     Adjustments for common share
        equivalents (stock options)                      137,890         228,360         50,042
     --------------------------------------------------------------------------------------------
     Weighted average common shares outstanding
        for diluted EPS calculation                   22,896,076      22,965,940     22,772,318
     ============================================================================================


(19) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company operates on a calendar year basis. The following table sets forth selected historical operating results for each quarter of 1997, 1996 and 1995.

                                                             First     Second     Third   Fourth
In thousands, except per share amounts                      Quarter    Quarter  Quarter   Quarter(2)
-----------------------------------------------------------------------------------------------------
1997(1):
     Total revenue                                         $  29,100     33,338    35,636   39,504
     Income (loss) from operations                               492      2,840     5,082   (8,637)
     Earnings (loss) before cumulative effect of
           accounting change                                     585      1,670     3,216   (6,047)
     Cumulative effect of accounting change                   (3,131)         0         0        0
     Net earnings (loss)                                      (2,546)     1,670     3,216   (6,047)
     Basic and diluted earnings (loss) per share               (0.11)      0.07      0.14    (0.26)
1996:
     Total revenue                                         $  21,542     34,791    63,102   35,152
     Income from operations                                    4,267      6,393     8,253    1,988
     Net earnings                                              2,698      4,081     5,220    1,234
     Basic and diluted earnings per share                       0.12       0.18      0.23     0.05
1995:
     Total revenue                                         $  13,166     24,462    24,476   31,068
     Income from operations                                    2,067      4,813     5,842    7,337
     Net earnings                                              1,383      3,056     3,717    4,737
     Basic and diluted earnings per share                       0.06       0.13      0.16     0.21
======================================================================================================


(1) As restated for the accounting change described in note 15.
(2) During the fourth quarter of 1997, an asset impairment charge amounting to $9.2 million on a pre-tax basis ($6.0 million after-tax) was recognized (see Note 3), and other pre-tax charges amounting to $1.9 million ($1.2 million after-tax) were taken, primarily for inventory reserves and accruals relating to international operations.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Sodak Gaming, Inc.:


      We have audited the accompanying consolidated balance sheets of Sodak Gaming, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Sodak Gaming Peru S.A., a wholly-owned subsidiary, which statements reflect 7.0% of total consolidated assets as of December 31, 1997 and 10.7% of total consolidated revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sodak Gaming Peru S.A., is based solely on the report of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sodak Gaming, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

      As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for pre-opening and start-up costs in 1997.



                            \s\ KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 16, 1998

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


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1997 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND
                  REPORTS ON FORM 8-K


(a)    1.   CONSOLIDATED FINANCIAL STATEMENTS                                         PAGE
            The following financial statements are set forth under Item 8(a):

            Consolidated Statements of Operations for the years ended
                        December 31, 1997, 1996 and 1995                               41

            Consolidated Balance Sheets at December 31, 1997 and 1996                  42

            Consolidated Statements of Shareholders' Equity for the years ended
                        December 31, 1997, 1996 and 1995                               43

            Consolidated Statements of Cash Flows for the years ended
                        December 31, 1997, 1996 and 1995                               44

            Notes to Consolidated Financial Statements for the years ended
                        December 31, 1997, 1996 and 1995                               45

            Independent Auditors' Report                                               60

(a)   2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

            Independent Auditors' Report on Consolidated Financial Statement Schedule  75

            Schedule II - Valuation and Qualifying Accounts                            76

All other supplemental financial schedules are omitted as the required information is not applicable, i.e. amounts are insufficient to require submission or the information is included in the consolidated financial statements or notes thereto.



(a)    3.   INDEX OF AUDITED FINANCIAL STATEMENTS OF SODAK GAMING PERU S.A., a
            wholly-owned subsidiary of the Company


             Report of Independent Public Accountants                                             66

             Statement of Operations for the Year ended December 31, 1997                         67

             Balance Sheet at December 31, 1997                                                   68

             Statement of Shareholders' Deficit for the Year ended December 31, 1997              69

             Statement of Cash Flows for the Year ended December 31, 1997                         70

             Notes to Financial Statements for the year ended December 31, 1997                   71


         (a) 4.    EXHIBITS

        Exhibit
         Number
       --------

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

       * 10.3 1993 Long-Term Incentive and Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 33-62188). 1993 Directors' Stock Option Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form

       * 10.4     S-8, File No. 33-92524).


       * 10.5 Employment Agreement for Michael G. Wordeman (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 33-62188).

       * 10.6 Employment Agreement for Roland W. Gentner (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-62188).

         10.7 Purchase Agreement dated February 25, 1994, as amended on March 8, 1994, by and between the Company and Grand Romance, Inc. for the purchase of the vessel GRAND ROMANCE (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-21754)

         10.8 Exclusive Distributorship Agreement between the Company and International Game Technology dated September 26, 1994 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, File No. 0-21754) (Portions of this exhibit are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended)

         10.9 Contribution and Indemnity Agreement among the Company, The Promus Companies Incorporated, Embassy Suites, Inc., Harrah's Arizona Corporation, and Harrah's Club dated August 19, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-21754).

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

       Exhibit
       Number
       (cont'd)
     ------------

         10.12 Loan Modification Agreement between the Company and Gamblers Supply Management Company dated December 16, 1994 (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-21754).

         10.13 Exclusive Distributorship Agreement Among the Company and International Game Technology, dated March 12, 1998 (portions of this exhibit are subject to confidential request pursuant to Rule 24b-2 of the Securities Act of 1934, as amended).

         11.1     Calculation of Earnings (Loss) Per Share of Common Stock.

         18.1 Letter of KPMG Peat Marwick LLP Regarding Change in Accounting Method.

         21.1     Subsidiaries of the registrant.

         23.1     Consent of KPMG Peat Marwick LLP.

         23.2     Consent of Arthur Andersen.

         24.1     Powers of Attorney.

         27.1     Financial Data Schedule (EDGAR Filing only).

         99.1 Management Agreement, dated as of June 10, 1994, by and between Gamblers Supply Management Company and Marquette Gaming Corporation (Incorporated by reference to Exhibit 99(a) to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

         99.2 DockSite Agreement, dated as of June 10, 1994, by and between the City of Marquette, Iowa and Gamblers Supply Management Company (Incorporated by reference to Exhibit 99(b) to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

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

            (b)    REPORTS ON FORM 8-K

            No report on Form 8-K was filed during the three month period ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:      March 20, 1998.         SODAK GAMING, INC.



                                    By \s\ Michael G. Wordeman
                                       ------------------------------------
                                       Michael G. Wordeman,
                                       Chairman of the Board of Directors,
                                       Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                                      Title
---------------------------             --------------------------------------------------
Michael G. Wordeman*                    Chairman of the Board, Chief Executive Officer   )
                                        (principal executive officer) and Director       )
                                                                                         )
David R. Johnson*                       Chief Financial Officer                          )
                                        (principal financial officer)                    )
                                                                                         )
Clayton R. Trulson*                     Vice President, Finance                          )   By     \s\ Michael G. Wordeman
                                        (principal accounting officer)                   )          --------------------------------
                                                                                         )          Michael G. Wordeman
Roland W. Gentner*                      President, Chief Operating                       )          Pro se and Attorney-in-Fact
                                        Officer and Director                             )
Thomas Celani*                          Director                                         )          March 20, 1998
                                                                                         )
Colin V. Reed*                          Director                                         )
                                                                                         )
Manuel Lujan, Jr.*                      Director                                         )
Ronnie Lopez*                           Director                                         )


*By Power of Attorney filed with this report as Exhibit 24.1 hereto.

                               SODAK GAMING, INC.

             AUDITED FINANCIAL STATEMENTS OF SODAK GAMING PERU S.A.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
Sodak Gaming Peru S.A.:


We have audited the accompanying balance sheet of Sodak Gaming Peru S.A. (a subsidiary of Sodak Gaming, Inc., a United States Corporation) as of December 31, 1997, and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Peru, which are substantially the same as those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sodak Gaming Peru S.A. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, during 1997 the Company changed its method of accounting for start-up costs.



\s\ Arthur Andersen


Lima, Peru
February 4, 1998

                                        SODAK GAMING PERU S.A.

                                       STATEMENT OF OPERATIONS
                                     Year ended December 31, 1997


U.S. Dollars in thousands
------------------------------------------------------------------------------------------------------------
REVENUE FROM SLOT AND ROUTE OPERATIONS                                                       $  14,778
------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Location operating                                                                           7,437
    Location rent                                                                                4,149
    Selling, general and administrative                                                          2,229
    Depreciation and amortization                                                                1,737
------------------------------------------------------------------------------------------------------------
                 Total costs and expenses                                                       15,552
------------------------------------------------------------------------------------------------------------


OPERATING LOSS                                                                                    (774)
------------------------------------------------------------------------------------------------------------

Other expenses                                                                                      47
------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               (821)

Provision for income taxes (note 5)                                                                  0
------------------------------------------------------------------------------------------------------------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                (821)

Cumulative effect of change in accounting principle related to pre-opening
    and start-up costs (note 6)                                                                   (733)
------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                     $  (1,554)
============================================================================================================




The accompanying notes are an integral part of the financial statements.

                                        SODAK GAMING PERU S.A.
                                            BALANCE SHEET
                                          December 31, 1997

U.S. Dollars in thousands, except shares
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                   $      693
    Receivables (note 2)                                                                               347
    Prepaid expenses                                                                                   161
    Refundable income taxes                                                                            165
---------------------------------------------------------------------------------------------------------------
                 Total current assets                                                                1,366
---------------------------------------------------------------------------------------------------------------

Leasehold improvements and equipment:
    Leasehold improvements                                                                           1,373
    Gaming operations equipment (note 7)                                                            10,931
---------------------------------------------------------------------------------------------------------------
                                                                                                    12,304
    Less accumulated depreciation and amortization                                                  (2,482)
---------------------------------------------------------------------------------------------------------------
                 Total property and equipment, net                                                   9,822
---------------------------------------------------------------------------------------------------------------

Deferred income taxes (note 5)                                                                           -
Other assets, primarily location rent deposits                                                         375
---------------------------------------------------------------------------------------------------------------
                                                                                                $   11,563
===============================================================================================================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                                            $      191
    Accrued liabilities                                                                                605
---------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                                             796

Long-term debt due to parent company (note 4)                                                       12,976
---------------------------------------------------------------------------------------------------------------

                 Total liabilities                                                                  13,772
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 7 and 8)

Shareholders' deficit:
    Common stock, $0.45 par value; 109,270 shares authorized,
        issued and outstanding                                                                          49
    Accumulated deficit                                                                               (422)
    Cumulative translation adjustment                                                               (1,836)
---------------------------------------------------------------------------------------------------------------
                 Total shareholders' deficit                                                        (2,209)
---------------------------------------------------------------------------------------------------------------
                                                                                                $   11,563
===============================================================================================================



The accompanying notes are an integral part of the financial statements.

                             SODAK GAMING PERU S.A.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                          Year ended December 31, 1997



                                                    Common       Retained earnings         Cumulative                 Total
                                                  stock at            (accumulated        translation         shareholders'
U.S. Dollars in thousands                        par value                deficit)         adjustment              deficit
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    $         49               1,132              (1,256)                   (75)
    Net loss                                             0              (1,554)                  0                 (1,554)
    Foreign currency translation
        adjustment                                       0                   0                (580)                  (580)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                    $         49                (422)             (1,836)                (2,209)
===========================================================================================================================


The accompanying notes are an integral part of the financial statements.

                             SODAK GAMING PERU S.A.
                             STATEMENT OF CASH FLOWS
                          Year ended December 31, 1997

U.S. Dollars in thousands
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                 $    (1,554)
    Adjustments to reconcile net loss to net
        cash  provided by operating activities:
        Depreciation and amortization                                                              1,737
        Cumulative effect of change in accounting policy                                             733
        Provision for doubtful accounts                                                               50
        Changes in operating assets and liabilities:
           Receivables                                                                               (20)
           Prepaid expenses                                                                          311
           Refundable income taxes                                                                  (165)
           Other assets                                                                             (640)
           Accounts payable                                                                           37
           Accrued liabilities                                                                        70
           Income taxes payable                                                                     (162)
-------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                           397
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of leasehold improvements and equipment                                             (2,711)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings from parent company                                         2,090
-------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                          26
-------------------------------------------------------------------------------------------------------------
                 Net decrease in cash and cash equivalents                                          (198)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                         891
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                       $       693
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for income taxes                                               $       375



The accompanying notes are an integral part of the financial statements.

                             SODAK GAMING PERU S.A.

                          Notes to Financial Statements
                          Year ended December 31, 1997

(1)         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sodak Gaming Peru S.A. (the Company) is incorporated under Peruvian law and operates gaming halls and route operations in Peru. The Company rents the locations it operates from third parties for either a percentage of the revenues derived from the operation or a fixed periodic rental payment. Route operations involve the Company providing machines to third party location operators for a percentage of the revenues derived from the operation.

The Company had 15 operating locations with approximately 1,150 machines and 21 operating locations with approximately 1,300 machines at December 31, 1997 and 1996, respectively.

The Company and its parent company, Sodak Gaming International, Inc., are wholly-owned subsidiaries of a United States corporation, Sodak Gaming, Inc. (collectively, "parent"). All amounts reported in the accompanying financial statements are in U.S. Dollars.


REVENUE RECOGNITION

In accordance with industry practice, the Company recognizes as gaming revenue the net wins from gaming activities, which is the difference between gaming wins and losses.


LOCATION RENT EXPENSE

Revenue sharing expenses related to gaming halls and route operations are accounted for as location rent expense. Location rent expenses also include the cost of fixed rental payment arrangements, as well as other direct location related expenses. All location rental agreements with third party location providers provide the Company with the right to terminate the rental arrangement within 2-3 months.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.


LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided principally on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over the following estimated useful lives:

                                                                     Years
--------------------------------------------------------------------------------
Leasehold improvements                                               3-10
Gaming operations equipment                                          5-10

Included in gaming operations equipment are parts and supplies of approximately $447,000, net of an obsolescence reserve of $142,000.

Maintenance and minor renewals are charged to expense as incurred. Improvements and refurbishments are capitalized and amortized over the above stated lives.

PRE-OPENING AND START-UP COSTS

In 1997, the Company began expensing the costs of start-up activities as incurred. As disclosed in note 6, this is a change in accounting method from prior years.


INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Deferred tax assets and liabilities are recognized for the expected future tax consequences arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


LONG LIVED ASSETS

SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has applied the provisions of SFAS No. 121 and does not believe that any material impairment currently exists related to its long lived assets.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


FOREIGN CURRENCY TRANSLATION

The Company's financial statements have been translated into U.S. dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION, considering the local currency (Nuevos Soles) as the functional currency. All asset and liability accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average monthly exchange rates. The gains and losses resulting from translation adjustments are reflected as a component of shareholders' equity (deficit). The gains and losses from foreign currency transactions are included in net loss and were insignificant in 1997.

(2) RECEIVABLES

Receivables result primarily from; 1) amounts due from route operations in the ordinary course of such operations and 2) advances to location providers for the Company's operations (such advances are generally made to allow the location providers to improve the properties prior to and after operations commence). All receivables have maturity dates less than one year, and no interest is charged on receivables. Receivables are summarized as follows at December 31, 1997:

          U.S. Dollars in thousands
          ----------------------------------------------------------------------

          Amounts due from route operations               $            236
          Location advances                                            200
          ----------------------------------------------------------------------
                                                                       436
          Less allowance for doubtful accounts                         (89)
          ----------------------------------------------------------------------
                                                          $            347
          ======================================================================



(3) DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

The carrying amount of long-term debt due to parent company approximates fair value as the debt has a variable interest rate.


(4) LONG-TERM DEBT DUE TO PARENT COMPANY

Long-term debt consists of amounts due to the Company's parent that have resulted from cash advances and gaming equipment transfers. No interest was charged on the long-term debt during 1997. Beginning in 1998, interest is to be charged at the prime rate plus one half percent. The debt has no fixed maturity date, however it is expected to be paid in full prior to December 31, 2002.


(5) INCOME TAXES

No provision for current income taxes was provided in 1997 as a consequence of the losses realized by the Company.

Deferred income taxes consist of the following at December 31, 1997:

      U.S. Dollars in thousands
      -------------------------------------------------------------------------

      Allowance for inventory                                          $   48
      Allowance for doubtful accounts                                      17
      Property and equipment                                              372
      Pre-opening expenses                                                324
      Tax loss carry forward                                               27
      -------------------------------------------------------------------------
      Gross deferred tax assets                                           788
      Less valuation allowance                                           (788)
      -------------------------------------------------------------------------
      Net deferred tax assets                                          $   --
      =========================================================================

The Company provided a valuation allowance for the deferred tax assets as a result of uncertainties surrounding the ultimate realization of the reversals of the timing differences that created the deferred tax assets.

(6) CHANGE IN ACCOUNTING METHOD

During the fourth quarter of 1997, the Company changed its accounting method for costs of pre-opening and start-up activities to capitalizing such costs subsequent to obtaining all regulatory approvals and authorizations for the underlying project and expensing such costs upon opening the new operation. The Company's previous accounting method had been to capitalize project pre-opening and start-up costs from inception until the project became operational, at which time the capitalized costs were amortized over a period not to exceed five years. The Company adopted this new accounting method because it conforms to the industry practice of major gaming companies, and applied the change in treatment of pre-opening and start-up costs beginning at the start of the reporting period in which the change was adopted, effective January 1, 1997.

The effect of adopting this new accounting method increased 1997 loss before cumulative effect of the accounting change by approximately $234,000.

The cumulative effect of this accounting change, reflected as a charge to 1997 net loss, amounted to approximately $733,000.

(7) REGULATORY REQUIREMENT


During the first quarter of 1997, Peruvian authorities issued a ruling applicable to companies engaged in the slot machine business stating that operating locations within Lima must have at least 120 machines, while operating locations outside of Lima must have at least 80 machines. The authorities further required that all machines in operating locations must be less than five years old, or have been refurbished (as certified by the machine manufacturer) within the past five years. During 1997, in order to comply with these new requirements, the Company closed certain locations, while opening other new locations.

During 1998, the Company plans to spend approximately $875,000 to refurbish any machines it has in operating locations (or in storage before being placed in service) to be in compliance with the new requirements.


(8) COMMITMENTS AND CONTINGENCIES

The Company leases certain operating locations under operating leases with variable or fixed monthly payments. Under the terms of the lease agreements, there are no material guaranteed future minimum lease payments.

    INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE





The Board of Directors and Shareholders
Sodak Gaming, Inc.:

Under the date of February 16, 1998, we reported on the consolidated balance sheets of Sodak Gaming, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the index at Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                            \s\ KPMG Peat Marwick LLP





Minneapolis, Minnesota
February 16, 1998

                                   Schedule II

                               SODAK GAMING, INC.

                        VALUATION AND QUALIFYING ACCOUNTS






----------------------------------------------------------------- --------------------- --------------- ----------------
             Column A                                  Column B              Column C        Column D         Column E
----------------------------------------------------------------- --------------------- --------------- ----------------

In thousands
                                                      BALANCE AT           ADDITIONS--
                                                       BEGINNING            CHARGED TO                       BALANCE AT
       DESCRIPTION                                     OF PERIOD       COSTS AND EXPENSES      DEDUCTIONS    END OF PERIOD
       -----------                                   ------------    ------------------      ----------    -------------
YEAR ENDED DECEMBER 31, 1995:
Allowances deducted from asset accounts:
          Allowance for doubtful accounts                 $  535                   300           15(1)              820


YEAR ENDED DECEMBER 31, 1996:
Allowances deducted from asset accounts:
          Allowance for doubtful accounts                    820                 2,788        2,698(1)              910


YEAR ENDED DECEMBER 31, 1997:
Allowances deducted from asset accounts:
          Allowance for doubtful accounts                    910                   882          232(1)            1,560
=======================================================================================================================


(1) Accounts deemed uncollectible
---------------------------------

                                  EXHIBIT INDEX
                               SODAK GAMING, INC.

                           Annual Report on Form 10-K
                                       for
                          Year Ended December 31, 1997


                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                                                             Page
    ---------                                                       ------------

      10.13    Exclusive Distributorship Agreement Among the Company
               and International Game Technology                            79

      11.1     Calculation of Earnings (Loss) Per Share of Common Stock     92

      18.1     Letter of KPMG Peat Marwick LLP Regarding Change in
               Accounting Method                                            93

      21.1     Subsidiaries of the Registrant                               94

      23.1     Consent of KPMG Peat Marwick LLP                             95

      23.2     Consent of Arthur Andersen                                   96

      24.1     Powers of Attorney                                           97

      27.1     Financial Data Schedule (EDGAR Filing only)                  98

                                  EXHIBIT INDEX
                               SODAK GAMING, INC.

                           Annual Report on Form 10-K
                                       for
                          Year Ended December 31, 1997
                                                                    Sequentially
      Exhibit                                                         Numbered
      Number                                                            Page
     ----------                                                      ----------

      10.13 Exclusive Distributorship Agreement Among the Company and International Game Technology


      11.1     Calculation of Earnings (Loss) Per Share of Common Stock

      18.1     Letter of KPMG Peat Marwick LLP Regarding Change in
               Accounting Method

      21.1     Subsidiaries of the Registrant

      23.1     Consent of KPMG Peat Marwick LLP

      23.2     Consent of Arthur Andersen

      24.1     Powers of Attorney

      27.1     Financial Data Schedule (EDGAR Filing only)