Form 10-Q
period 1998-03-31
SODAK GAMING INC
filed 1998-05-01
CIK 903856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________


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

           Yes _X_            No ___

At April 28, 1998, there were outstanding 22,758,408 shares of the Company's common stock.

                                  Page 1 of 17
                              Exhibit Index Page 16

                               Sodak Gaming, Inc.


                                      INDEX


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated Statements of  Operations for the three months ended
           March 31, 1998 and 1997                                             3

           Consolidated Balance Sheets as of March 31, 1998 and December 31,
           1997                                                                4

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 1998 and 1997                                             5

           Notes to Consolidated Financial Statements                          6

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               7

PART II.       OTHER INFORMATION

   Item 1. Legal proceedings                                                  13

   Item 2. Changes in Securities                                              14

   Item 3. Defaults Upon Senior Securities                                    14

   Item 4. Submission of Matters to a Vote of Security Holders                14

   Item 5. Other Information                                                  14

   Item 6. Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three months ended March 31,
                                              ----------------------------------------
                                                               1997         1997 as
In thousands, except share and per share                    as adjusted    previously
amounts                                           1998        (Note 2)      reported
--------------------------------------------  ------------  ------------  ------------
Revenue:
   Product sales                              $    10,764        11,437         11,437
   Gaming operations                               13,365        12,919         12,919
   Wide area progressive systems                    3,669         2,434          2,434
   Financing income                                 2,088         2,310          2,310
                                              -----------   -----------    -----------
        Total revenue                              29,886        29,100         29,100
                                              -----------   -----------    -----------
Costs and expenses:
   Cost of product sales                            8,195         9,427          9,427
   Gaming operations                               12,920        13,045         12,925
   Selling, general and administrative              4,583         5,347          4,477
   Interest and financing costs                     1,008           789            789
                                              -----------   -----------    -----------
        Total costs and expenses                   26,706        28,608         27,618
                                              -----------   -----------    -----------
Income from operations                              3,180           492          1,482
                                              -----------   -----------    -----------
Other income:
   Gain on sale of receivables                       --             537            537
   Other, net                                          21            12             12
                                              -----------   -----------    -----------
        Total other income                             21           549            549
                                              -----------   -----------    -----------
Earnings before income taxes and cumulative
   effect of accounting change                      3,201         1,041          2,031
Provision for income taxes                          1,248           456            751
                                              -----------   -----------    -----------
Earnings before cumulative effect of
   accounting change                                1,953           585          1,280
Cumulative effect of change in accounting
   principle, net of income tax effect               --          (3,131)          --
                                              -----------   -----------    -----------
Net earnings (loss)                           $     1,953        (2,546)         1,280
                                              ===========   ===========    ===========
Earnings (loss) per common share,
   basic and diluted:
   Earnings before cumulative effect of
      accounting change                       $      0.09          0.03           0.06
   Cumulative effect of accounting change            --           (0.14)          --
                                              -----------   -----------    -----------
   Net earnings (loss)                        $      0.09         (0.11)          0.06
                                              ===========   ===========    ===========
Weighted average number of common and
   common equivalent shares outstanding        22,783,029    22,952,174     22,952,174
                                              ===========   ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                           CONSOLIDATED BALANCE SHEETS


                                                    March 31, 1998  December 31,
In thousands, except shares                             (unaudited)      1997
-------------------------------------------------   --------------  ------------

ASSETS
Current assets:
   Cash and cash equivalents                             $   3,550        3,942
   Current trade, notes and interest receivables            37,727       36,137
   Inventories                                              19,238       22,294
   Prepaid expenses                                          1,181          756
   Refundable income taxes                                     319          663
   Deferred income taxes                                     1,399        1,319
                                                         ---------    ---------
        Total current assets                                63,414       65,111
Property and equipment, net                                 59,205       59,739
Notes receivable, net of current maturies                   38,880       38,723
Deferred income taxes                                          706          789
Other assets, net                                              769          794
                                                         ---------    ---------
                                                         $ 162,974      165,156
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                      $  17,924       32,379
   Current maturities of long-term debt                     11,720        3,634
   Income taxes payable                                        853           75
   Deferred financing fee revenue                            1,984        1,846
   Accrued payroll and payroll related costs                 1,758        1,986
   Other accrued liabilities                                 3,987        3,620
                                                         ---------    ---------
        Total current liabilities                           38,226       43,540
                                                         ---------    ---------

Long-term debt, net of current maturities                   21,526       19,818
                                                         ---------    ---------

Shareholders' equity:
   Preferred stock, $0.001 par value, 25,000,000
      shares authorized, none issued and outstanding          --           --
   Common stock, $0.001 par value, 75,000,000 shares
      authorized, 22,758,408 issued and outstanding at
      March 31, 1998 and December 31, 1997                      23           23
   Additional paid-in capital                               64,088       64,088
   Retained earnings                                        42,014       40,061
   Cumulative translation adjustment                        (2,903)      (2,374)
                                                         ---------    ---------
        Total shareholders' equity                         103,222      101,798
                                                         ---------    ---------

                                                         $ 162,974      165,156
                                                         =========    =========


         The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three months ended March 31,
                                                                    -------------------------------------
                                                                                  1997         1997 as
                                                                               as adjusted    previously
In thousands                                                           1998     (Note 2)       reported
-----------------------------------------------------------------   ---------  ------------  ------------
Cash flows from operating activities:
   Net earnings (loss)                                              $  1,953      (2,546)      1,280
   Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
      Pre-tax cumulative effect of change in accounting principle       --         4,409        --
      Depreciation and amortization                                    1,510       1,566       1,566
      Provision for doubtful accounts                                    104         112         112
      Deferred income taxes                                                3          (6)         (6)
      Gain on sale of receivables                                       --          (537)       (537)
      Changes in operating assets and liabilities:
        Trade and accrued interest receivables                        (1,010)      9,036       9,036
        Notes receivable relating to financed sales                    5,301        (177)       (177)
        Inventories                                                    3,055         466         466
        Prepaid expenses                                                (424)         94          94
        Accounts payable                                             (14,455)    (18,699)    (18,699)
        Accrued liabilities                                              277         (43)        (43)
        Income taxes payable, net of refundable income taxes           1,122      (1,008)        566
                                                                    --------    --------    --------
           Net cash used in operating activities                      (2,564)     (7,333)     (6,342)
                                                                    --------    --------    --------

Cash flows from investing activities:
   Cash advanced on notes receivable                                  (6,576)     (3,875)     (3,875)
   Payments received on notes receivable                                 435         849         849
   Purchases of property and equipment                                (1,283)     (1,363)     (1,363)
   (Increase) decrease in other assets                                    24         (21)     (1,012)
                                                                    --------    --------    --------
           Net cash used in investing activities                      (7,400)     (4,410)     (5,401)
                                                                    --------    --------    --------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                 18,500      20,500      20,500
   Principal repayments of long-term debt                             (8,706)     (8,454)     (8,454)
                                                                    --------    --------    --------
           Net cash provided by financing activities                   9,794      12,046      12,046
                                                                    --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents            (222)       (163)       (163)
                                                                    --------    --------    --------
           Net increase (decrease) in cash and cash equivalents         (392)        140         140
Cash and cash equivalents, beginning of period                         3,942       4,077       4,077
                                                                    --------    --------    --------
Cash and cash equivalents, end of period                            $  3,550       4,217       4,217
                                                                    ========    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during period for interest                             $    971         465         465

         The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

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

     These condensed consolidated financial statements should be read in conjunction with the 1997 consolidated financial statements and notes thereto.

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 2 - Change in Accounting Method

     During the fourth quarter of 1997, the Company changed its accounting method for costs of pre-opening and start-up activities to capitalizing such costs subsequent to obtaining all regulatory approvals and authorizations for the underlying project and expensing such costs immediately upon opening the new operation. The Company's previous accounting method had been to capitalize such costs from inception until the project became operational, at which time the capitalized costs were amortized over a period not to exceed five years. As a result of this accounting change, there were no such capitalized costs on the balance sheets at March 31, 1998 or December 31, 1997.

     The effect of adopting this new accounting method reduced previously reported earnings before cumulative effect of the accounting change during the three months ended March 31, 1997 by approximately $0.7 million, comprised of an increase in gaming operations and selling, general and administrative expenses of approximately $1.0 million, net of tax benefits of approximately $0.3 million.

     The cumulative effect of this accounting change, reflected as a charge to earnings (loss) on January 1, 1997 in the amount of approximately $3.1 million, is comprised of approximately $4.4 million of such costs capitalized at January 1, 1997, net of tax benefits of approximately $1.3 million.

Note 3 - Recent Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING ON COSTS OF START-UP ACTIVITIES, requiring pre-opening and start-up costs to be expensed as incurred. The Company has adopted the requirements of this new Statement of Position effective in the first quarter of 1998. The adoption of the requirements of this new Statement of Position did not impact the Company's financial statements during the three months ended March 31, 1998.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 1998, comprehensive income would be approximately $0.5 million less than reported net income, due to foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

     The discussion that follows compares results for the three months ended March 31, 1998 to results for the three months ended March 31, 1997 adjusted for an accounting change as described in Note 2 to the consolidated financial statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     Earnings before cumulative effect of accounting change for the three months ended March 31, 1998 increased 234% to $2.0 million, or $0.09 per share, compared to net earnings of $0.6 million, or $0.03 per share, for the three months ended March 31, 1997. The primary factors causing the increase in earnings were increased revenues from wide area progressive systems, increased gross margins from product sales, improved operating results in certain gaming operations and reduced selling, general and administrative expenses. Total revenue increased 3% to $29.9 million in 1998, compared to $29.1 million in 1997. Total costs and expenses decreased 7% to $26.7 million in 1998, compared to $28.6 million in 1997. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 68% to $5.7 million in 1998 compared to $3.4 million in 1997. EBITDA is a commonly used calculation to measure operating performance. The Company includes EBITDA in its results of operations to assist interpretation of financial performance; however, the Company's principal financial measures are net earnings and earnings per share.

     On January 1, 1997, the Company recognized a $3.1 million charge (net of $1.3 million income tax effect) related to a cumulative effect of an accounting change as described in Note 2 to the consolidated financial statements.


PRODUCT SALES

     Revenue from product sales decreased 6% to $10.8 million in 1998 compared to $11.4 million in 1997. The decrease in 1998 was the result of a 23% decrease in ancillary gaming and non-gaming related product sales revenue to $3.0 million in 1998 compared to $4.0 million in 1997, which was partially offset by a 3% increase in machine sales revenue to $7.7 million in 1998 compared to $7.5 million in 1997 (which included $3.4 million of used machine sales in 1997). In 1998, the Company is continuing its strategy of being a full-service provider to its customers by offering an extensive product line which includes gaming-related and non-gaming related products and supplies.

     New gaming machine shipments increased 52% to 960 machines in 1998 compared to 630 machines in 1997. In 1998, 86% of the new machine shipments were to casinos in Arizona, Louisiana, Minnesota, New Mexico and Wisconsin. In 1997, 79% of the new machine shipments were to casinos in Kansas and Wisconsin. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions. In 1998, the Company sold no used machines, compared to 1,360 in 1997.

     The cost of product sales decreased 13% to $8.2 million in 1998, from $9.4 million in 1997. Due to the absence of sales of used machines in 1998 (which are typically sold at or near cost), the gross margin on product sales increased to 23.9% in 1998 as compared to 17.6% in 1997. Excluding the 1997 used machine revenue and costs, the gross margin on product sales in 1997 would have been 25.5%.

GAMING OPERATIONS

     Gaming operations revenue increased 3% to $13.4 million in 1998, from $12.9 million in 1997. This increase was attributable to an increase in revenue from the MISS MARQUETTE and in Ecuador and Brazil, which was partially offset by reduced revenue in Peru. Direct costs of gaming operations decreased 1% to $12.9 million in 1998, compared to $13.0 million in 1997. The decrease was primarily attributed to decreased costs at the MISS MARQUETTE.


DOMESTIC GAMING OPERATIONS

     MISS MARQUETTE. The MISS MARQUETTE riverboat casino and entertainment facility has 698 machines and 36 table games and is located on the Mississippi River at Marquette, Iowa. Revenue increased 9% to $8.1 million in 1998 compared to $7.4 million in 1997. Direct operating costs decreased 4% to $7.0 million in 1998 compared to $7.3 million in 1997. The improvement in operating performance is primarily the result of three factors: an improvement in weather conditions in 1998 relative to 1997, the implementation of new marketing strategies and a continuation of cost-containment measures initiated by management. However, there can be no assurance that continued improvement will be realized.


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

     Revenue decreased 15% to $3.3 million in 1998 compared to $3.8 million in 1997. The revenue decrease is primarily attributed to severe weather conditions related to "El Nino," which resulted in the temporary closure of one location and a decrease in attendance and machine play at several other locations. Also affecting the revenue decrease was a small decrease in the average number of machines in operation. Direct operating costs were $4.0 million in both 1998 and 1997. The number of machines in operation at March 31, 1998 was approximately 1,170 at 15 locations, and approximately 1,210 machines at 20 locations were in operation at March 31, 1997.

     BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. In December 1997, the agreement between the Company and the owners of the gaming hall was revised such that the operation is now a route operation with 172 machines. Revenue increased 15% to $1.4 million in 1998 compared to $1.2 million in 1997. Direct costs increased 13% to $1.4 million in 1998 compared to $1.3 million in 1997.

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

     In late March 1998, the President of Brazil signed legislation known as "Lei Pele," which among other provisions, may change the regulatory status that allowed qualified sports organizations to sponsor video gaming operations. The enactment of this law could make the Company's involvement with both the proposed CBF video gaming project and the Arpoador video bingo hall uncertain. However, there are efforts under way proposing regulations under the new law which may authorize continued operations at the Arpoador gaming hall. Furthermore, the Brazilian federal legislature is considering legislation that would expand the scope of legal gaming in that country. However, there is no assurance that the Company will be successful in continuing or expanding its operations in Brazil.

     ECUADOR. The Company operates a casino in Quito, Ecuador which has 150 machines and 12 table games. Revenue in 1998 increased 37% to $0.6 million compared to $0.4 in 1997. Direct costs associated with the operation were $0.5 million in both 1998 and 1997.


WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased 51% to $3.7 million in 1998 compared to $2.4 million in 1997. The increase was the result of an increase in both the number of systems offered and the number of machines on such systems. Comparing March 31, 1998 to March 31, 1997, the Company implemented systems in one additional state, Minnesota; four new systems became operational, WHEEL OF GOLD, HIGH ROLLERS, TOTEM POLE and JEOPARDY; and the number of machines on the systems increased to approximately 1,700 at the end of the first quarter of 1998 from approximately 1,300 at the end of the first quarter of 1997. At March 31, 1998, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At March 31, 1998, 14 systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, WHEEL OF FORTUNE (which began interstate operations in March 1997 and intrastate operations in September 1997), WHEEL OF GOLD (which began operating in July
1997) HIGH ROLLERS (which began operating in August 1997), TOTEM POLE (which began operating in December 1997) and JEOPARDY (which began operating in January
1998).

     Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems as it proceeds with its strategy to place additional systems and machines in jurisdictions currently permitting the operation of wide area progressive systems. However, there can be no assurance that necessary regulatory approvals will be obtained in those prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue from wide area progressive systems.

FINANCING INCOME

     Financing income results from interest income on notes receivable, fees charged in association with financing arrangements and the Company's portion of the management fee from Harrah's Entertainment, Inc.'s (Harrah's) Phoenix Ak-Chin casino and entertainment facility. Financing income decreased 10% to $2.1 million in 1998 compared to $2.3 million in 1997. This decrease is primarily due to $0.5 million in financing fees received in 1997 for arranging interim financing for a casino project. There were no fees received in 1998 for such services. The decrease in financing fees was partially offset by an increase in interest earned on notes receivable due to a higher level of average outstanding principal amounts combined with a higher effective interest rate earned in 1998.

     The Company recognized revenue of $0.5 million in both 1998 and 1997 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). This fee is earned in conjunction with financing guaranties provided to Harrah's by the Company during the initial development and early phases of the facility. The guaranty expired in 1996 when the loan was paid off in full. As consideration for the loan guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract and any extensions thereto. The current management agreement expires December 1999. There can be no assurance that Harrah's management contract will be extended or that the terms of any extension will not be materially changed.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 14% to $4.6 million in 1998, from $5.3 million in 1997, primarily as a result of cost reduction efforts that were implemented beginning in the fourth quarter of 1997 and continuing into 1998. As a percent of total revenue, selling, general and administrative expenses decreased to 15% in 1998 compared to 18% in 1997.


INTEREST AND FINANCING COSTS

     Interest and financing costs increased 28% to $1.0 million in 1998, from $0.8 million in 1997. The increase in interest and financing costs was primarily the result of increased borrowings during 1998 to fund working capital needs. The Company believes that interest and financing costs may continue to increase in future years as the Company pursues its growth strategy.


INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in income from operations of $3.2 million in 1998, compared to $0.5 million in 1997. As a percent of total revenue, income from operations increased to 10.6% in 1998, from 1.7% in 1997. The increase in the operating margin was primarily the result of the increased margins related to product sales, improved overall gaming operations results, increased revenue from wide area progressive systems (which has a higher margin than other revenue sources) and decreased selling, general and administrative expenses.


OTHER

     Other income decreased $0.5 million to less than $0.1 million in 1998 due to a gain on sale of receivables of $0.5 million earned in 1997. Earnings before income taxes and cumulative effect of an accounting change increased 208% to $3.2 million in 1998, compared to $1.0 million in 1997. Provision for income taxes was $1.2 million in 1998, compared to $0.5 million in 1997, representing 39% and 44% of earnings before income taxes for 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Working capital increased $3.6 million to $25.2 million during the three months ended March 31, 1998. This increase is due to a $5.3 million decrease in current liabilities which was partially offset by a $1.7 million decrease in current assets.


CASH FLOWS

     During the three months ended March 31, 1998, the Company's cash and cash equivalents decreased $0.4 million to $3.5 million. Cash used in operating activities was $2.6 million in 1998 compared to $7.3 million used in 1997. The cash flows from operations for 1998 were primarily affected by net income, depreciation and amortization, and changes in receivables, inventories, accounts payable and income taxes.

     Cash used in investing activities amounted to $7.4 million in 1998 and $4.4 million in 1997. Cash used in investing activities consisted primarily of $6.6 million and $3.9 million advanced on notes receivable for customer financing in 1998 and 1997, respectively; and $1.3 million and $1.4 million used to purchase property and equipment in 1998 and 1997, respectively. The 1998 property and equipment purchases were primarily attributable to costs associated with the development of a new Company-wide information system, and expenditures in Peru for leasehold improvements and gaming operations equipment. Cash used in investing activities was partially offset by $0.4 million and $0.8 million in payments received on notes receivable from customer financing in 1998 and 1997, respectively.

     Financing activities provided $9.8 million cash in 1998 compared to $12.0 million provided in 1997. Cash used in financing activities in both 1998 and 1997 consisted of proceeds from borrowings on the Company's revolving credit facility, net of principal repayments on the revolving credit facility and other long-term debt.


INDEBTEDNESS/LINES OF CREDIT

     The Company had $33.2 million of debt outstanding at March 31, 1998. Of that amount, $23.0 million was borrowed under a long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Since June 1997, the amount available under Tranche B is being reduced by $1.875 million quarterly. As a result, the maximum credit amount under the revolving credit facility was $42.5 million at March 31, 1998. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The unused portion of the revolving credit facility is subject to a commitment fee, based upon a calculation as defined in the revolving credit agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat. In addition to the $23.0 million loan outstanding, the Company has $9.5 million in letters of credit outstanding at March 31, 1998.

     In July 1997, the Company entered into a sale-leaseback arrangement involving the sale of certain MISS MARQUETTE furniture and equipment for $7.5 million which approximated book value at the time of sale. The transaction was accounted for as a financing, whereby the property remains on the books and continues to be depreciated. A financing obligation representing the proceeds was recorded and is reduced based on payments made under the arrangement. As of March 31, 1998, approximately $6.7 million related to this financing obligation is included in debt outstanding. The financing arrangement requires monthly payments of approximately $233,000 through July 2001. Upon expiration of the arrangement, the Company will own the furniture and equipment.

     Of the remaining $3.5 million of debt, $2.1 million relates to debt payable to the former shareholders of GSMC, $0.9 million relates to various other debt secured by certain property of the MISS MARQUETTE riverboat casino and $0.5 million is secured by certain transportation equipment.


CAPITAL COMMITMENTS

     In September 1994, Sodak assisted a casino management company, Royal Associates Management, Inc., in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan was used to construct Phase II of the Cypress Bayou Casino owned by the Chitimacha Tribe of Louisiana. The loan guaranty agreement was revised in December 1997, allowing management to borrow back prepaid amounts with a maximum allowable loan balance of $4.3 million. In return for the guaranty, the Company receives a loan guaranty fee based on a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of March 31, 1998, the outstanding loan balance was $2.5 million.

     In October 1997, the Company entered into an agreement with Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, is pending regulatory approval by the Louisiana Gaming Control Board (LGCB). The project is to be financed by an equity investment from the joint venture partners equal to approximately 25% of the total estimated project cost; the remaining 75% is anticipated to be financed through a debt offering or other credit facility. In the first quarter of 1998, the project was estimated to cost approximately $165 million. The Company's participation in the project is contingent upon 1) obtaining regulatory approval of the project by the LGCB; 2) the Company's obtaining a gaming license in Louisiana; and 3) the joint venture's obtaining necessary debt financing. Construction is expected to commence upon finalization of regulatory approvals and financing arrangements and is expected to take approximately 15 months.


INTERNATIONAL OPERATIONS

     Approximately 18% of total revenue for the three months ended March 31, 1998 was derived outside of the United States, compared to 19% for the three months ended March 31, 1997. International operations are subject to certain risks, including but not limited to unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its international operations. As the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company has not yet engaged, but may in the future engage, in currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates.

IMPACT OF INFLATION

     Inflation did not have a significant effect on the Company's operations during the three months ended March 31, 1998.


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

     On June 30, 1994, the Poulus and Ahearn cases were consolidated. On December 9, 1994, the Poulos and Ahearn cases were transferred to the United States District Court for the District of Nevada pursuant to 28

U.S.C. ss. 1404(a). On November 29, 1994, William Poulos filed a second class action lawsuit in the United States District Court for the Middle District of Florida, Case No. 94-1259-CIV-ORL-22 (the Cruise Ship case). The allegations made in the Cruise Ship case are virtually identical to the allegations in the Poulos and Ahearn cases. The defendants in the Cruise Ship case consist of manufacturers and distributors of electronic gaming devices, and the operators of cruise ships and cruise ship casinos where the devices are expose for play by passengers. On September 14, 1995, the Cruise Ship case was transferred to the United States District Court for the District of Nevada pursuant to 28 U.S.C. ss. 1404(a). On September 26, 1995, Larry Schreier filed a class action lawsuit in the United States District Court for the District of Nevada. Except for alleging a smaller and more precisely defined class of plaintiffs, the Schreier case is virtually identical to the Poulos and Ahearn cases. The Poulos, Ahearn, Schreier, and Cruise Ship cases have been consolidated and assigned to visiting United States District Court Judge David A. Ezra. Sodak is a named defendant in the Poulos, Ahearn, and Schreier cases. The plaintiffs allege that the defendants actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act ( RICO ) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

     The Defendants argued a variety of motions to dismiss and also procedural motions before the Court on November 3, 1997. The Court ruled on the same issuing various Orders which were entered and served on December 19, 1997. The most significant rulings were that the Court ordered Plaintiffs to file an Amended Complaint by January 9, 1998, and the Plaintiffs wire fraud count against Defendants was dismissed with prejudice (cannot be relitigated). On March 19, 1998 the Court granted Defendant's Motion to Bifurcate Discovery and to Stay Merits Discovery until the Court decides the Plaintiff's Motion for Class Certification.

     The Company believes the Consolidated action is without merit. The Company is vigorously pursuing all legal defenses available to it and is participating in the defense through counsel and the defendants steering committee created pursuant Court Order.

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



Date:    May 1, 1998



                                                        SODAK GAMING, INC.


                                                        By: \s\ David R. Johnson
                                                           ---------------------
                                                        David R. Johnson
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                            Sequentially
Number                                                            Numbered Page
------                                                            -------------


11.1   Calculation of Earnings Per Common and Common Equivalent Share       17



27     Financial Data Schedule (submitted with the EDGAR filing only)