Form 10-Q
period 1998-06-30
SODAK GAMING INC
filed 1998-07-22
CIK 903856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _________________


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

         Yes  X                   No
            ______                   ______

At July 20, 1998, there were outstanding 22,758,408 shares of the Company's common stock.

                                  Page 1 of 28
                              Exhibit Index Page 22

                               Sodak Gaming, Inc.


                                      INDEX


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

    Consolidated Statements of  Operations for the three months ended
             June 30, 1998 and 1997                                           3

    Consolidated Statements of  Operations for the six months ended
             June 30, 1998 and 1997                                           4

    Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997     5

    Consolidated Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997                                            6

    Notes to Consolidated Financial Statements                                 7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               9

PART II.       OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  18

  Item 2.  Changes in Securities                                              20

  Item 3.  Defaults Upon Senior Securities                                    20

  Item 4.  Submission of Matters to a Vote of Security Holders                20

  Item 5.  Other Information                                                  20

  Item 6.  Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                    21

EXHIBIT INDEX                                                                 22

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three months ended June 30,
                                                    ----------------------------------------
                                                                       1997        1997 as
    In thousands, except share and per share                       as adjusted   previously
    amounts                                             1998        (Note 2)      reported
    --------------------------------------------    ------------  ------------  ------------
Revenue:
   Product sales                                    $    14,969        14,230        14,230
   Gaming operations                                     14,577        13,855        13,855
   Wide area progressive systems                          3,915         3,480         3,480
   Financing income                                       2,551         1,773         1,773
                                                    -----------   -----------   -----------
        Total revenue                                    36,012        33,338        33,338
                                                    -----------   -----------   -----------
Costs and expenses:
   Cost of product sales                                 11,366        10,547        10,547
   Gaming operations                                     13,375        13,814        13,522
   Selling, general and administrative                    4,879         5,302         4,597
   Restructuring charges                                  1,149             0             0
   Interest and financing costs                             751           834           834
                                                    -----------   -----------   -----------
        Total costs and expenses                         31,520        30,497        29,500
                                                    -----------   -----------   -----------
Income from operations                                    4,492         2,841         3,838
Other income, net                                            52            15            15
                                                    -----------   -----------   -----------
Earnings before income taxes                              4,544         2,856         3,853
Provision for income taxes                                1,681         1,186         1,426
                                                    -----------   -----------   -----------
Net earnings                                        $     2,863         1,670         2,427
                                                    ===========   ===========   ===========
Earnings per common share, basic and diluted        $      0.13          0.07          0.11
                                                    ===========   ===========   ===========
          Weighted average number of common and
             common equivalent shares outstanding    22,769,961    22,900,152    22,900,152
                                                    ===========   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Six months ended June 30,
                                            --------------------------------------------
                                                                1997           1997 as
In thousands, except share and per share         1998        as adjusted      previously
amounts                                                       (Note 2)         reported
----------------------------------------    ------------    ------------    ------------
Revenue:
   Product sales                            $     25,732          25,667          25,667
   Gaming operations                              27,943          26,774          26,774
   Wide area progressive systems                   7,584           5,913           5,913
   Financing income                                4,639           4,084           4,084
                                            ------------    ------------    ------------
        Total revenue                             65,898          62,438          62,438
                                            ------------    ------------    ------------
Costs and expenses:
   Cost of product sales                          19,561          19,975          19,975
   Gaming operations                              26,296          26,859          26,447
   Selling, general and administrative             9,462          10,649           9,074
   Restructuring charges                           1,149               0               0
   Interest and financing costs                    1,758           1,623           1,623
                                            ------------    ------------    ------------
        Total costs and expenses                  58,226          59,106          57,119
                                            ------------    ------------    ------------
Income from operations                             7,672           3,332           5,319
                                            ------------    ------------    ------------
Other income:
   Gain on sale of receivables                         0             537             537
   Other, net                                         73              28              28
                                            ------------    ------------    ------------
        Total other income                            73             565             565
                                            ------------    ------------    ------------
Earnings before income taxes and
   cumulative effect of accounting change          7,745           3,897           5,884
Provision for income taxes                         2,930           1,642           2,177
                                            ------------    ------------    ------------
Earnings before cumulative effect of
   accounting change                               4,815           2,255           3,707
Cumulative effect of change in accounting
   principle, net of income tax effect                 0          (3,131)              0
                                            ------------    ------------    ------------
Net earnings (loss)                         $      4,815            (876)          3,707
                                            ============    ============    ============
Earnings (loss) per common share,
   basic and diluted:
   Earnings before cumulative effect of
      accounting change                     $       0.21            0.10            0.16
   Cumulative effect of accounting change           0.00           (0.14)           0.00
                                            ------------    ------------    ------------
   Net earnings (loss)                      $       0.21           (0.04)           0.16
                                            ============    ============    ============
Weighted average number of common and
   common equivalent shares outstanding       22,776,495      22,926,165      22,926,165
                                            ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


In thousands, except shares                       June 30, 1998  December 31, 1997
------------------------------------------------  -------------  -----------------
ASSETS
Current assets:
   Cash and cash equivalents                         $   6,923        3,942
   Current trade, notes and interest receivables        30,411       36,137
   Inventories                                          18,640       22,294
   Prepaid expenses                                        875          756
   Refundable income taxes                                 857          663
   Deferred income taxes                                 1,344        1,319
                                                     ---------    ---------
        Total current assets                            59,050       65,111
Property and equipment, net                             60,225       59,739
Notes receivable, net of current maturies               32,138       38,723
Deferred income taxes                                      443          789
Other assets, net                                          287          794
                                                     ---------    ---------
                                                     $ 152,143      165,156
                                                     =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                  $  19,624       32,379
   Current maturities of long-term debt                  3,741        3,634
   Income taxes payable                                      0           75
   Deferred financing fee revenue                        1,557        1,846
   Accrued payroll and payroll related costs             3,331        1,986
   Other accrued liabilities                             4,580        3,620
                                                     ---------    ---------
        Total current liabilities                       32,833       43,540
                                                     ---------    ---------

Long-term debt, net of current maturities               13,749       19,818
                                                     ---------    ---------

Shareholders' equity:
   Preferred stock, $0.001 par value, 25,000,000
      shares authorized, none issued and outstanding         0            0
   Common stock, $0.001 par value, 75,000,000
      shares authorized, 22,758,408 issued and
      outstanding                                           23           23
   Additional paid-in capital                           64,088       64,088
   Retained earnings                                    44,877       40,061
   Cumulative translation adjustment                    (3,427)      (2,374)
                                                     ---------    ---------
        Total shareholders' equity                     105,561      101,798
                                                     ---------    ---------

                                                     $ 152,143      165,156
                                                     =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six months ended June 30,
                                                        --------------------------------------
                                                                        1997         1997 as
                                                                     as adjusted   previously
In thousands                                                1998      (Note 2)      reported
------------------------------------------------------  ----------  ------------  ------------
Cash flows from operating activities:
   Net earnings (loss)                                   $  4,815        (876)      3,707
   Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
      Pre-tax cumulative effect of change in
        accounting principle                                    0       4,409           0
      Depreciation and amortization                         2,937       3,271       3,271
      Provision for doubtful accounts                         244         357         357
      Deferred income taxes                                   321         137         137
      Gain on sale of receivables                               0        (537)       (537)
      Gain on sale of property, equipment and real
        estate                                                (47)          0           0
      Changes in operating assets and liabilities:
        Trade and accrued interest receivables                (15)      5,902       5,902
        Notes receivable relating to financed sales        16,160       1,417       1,417
        Inventories                                         3,654      (1,131)     (1,131)
        Prepaid expenses                                     (118)        158         158
        Accounts payable                                  (12,756)    (12,093)    (12,093)
        Accrued liabilities                                 2,017         647         647
        Income taxes payable, net of refundable income
           taxes                                             (268)       (169)      1,644
                                                         --------    --------    --------
           Net cash provided by operating activities       16,944       1,492       3,479
                                                         --------    --------    --------

Cash flows from investing activities:
   Cash advanced on notes receivable                       (6,576)     (3,875)     (3,875)
   Payments received on notes receivable                    2,497       1,735       1,735
   Proceeds from sale of property, equipment and real
      estate                                                  524           0           0
   Purchases of property and equipment                     (4,553)     (4,998)     (4,998)
   (Increase) decrease in other assets                        157        (255)     (2,242)
                                                         --------    --------    --------
           Net cash used in investing activities           (7,951)     (7,393)     (9,380)
                                                         --------    --------    --------

Cash flows from financing activities:
   Proceeds from long-term borrowings                      28,000      22,750      22,750
   Principal repayments of long-term debt                 (33,962)    (14,934)    (14,934)
   Net proceeds from exercise of stock options                  0           4           4
                                                         --------    --------    --------
           Net cash provided by (used in) financing
              activities                                   (5,962)      7,820       7,820
                                                         --------    --------    --------

Effect of exchange rate changes on cash and cash
   equivalents                                                (50)       (147)       (147)
                                                         --------    --------    --------
           Net increase in cash and cash equivalents        2,981       1,772       1,772
Cash and cash equivalents, beginning of period              3,942       4,077       4,077
                                                         --------    --------    --------
Cash and cash equivalents, end of period                 $  6,923       5,849       5,849
                                                         ========    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during period for interest                  $  1,665       1,600       1,600
   Cash paid during period for income taxes                 2,877         396         396


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

     These condensed consolidated financial statements should be read in conjunction with the 1997 consolidated financial statements and notes thereto as published in the annual report on Form 10-K.

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.


NOTE 2 - CHANGE IN ACCOUNTING METHOD

     During the fourth quarter of 1997, the Company changed its accounting method for costs of pre-opening and start-up activities to capitalizing such costs subsequent to obtaining all regulatory approvals and authorizations for the underlying project and expensing such costs immediately upon opening the new operation. The Company's previous accounting method had been to capitalize such costs from inception until the project became operational, at which time the capitalized costs were amortized over a period not to exceed five years. As a result of this accounting change, there were no such capitalized costs on the balance sheets at June 30, 1998 or December 31, 1997.

     The effect of adopting this new accounting method reduced previously reported earnings before cumulative effect of the accounting change during the three months and six months ended June 30, 1997 as follows:


     --------------------------------------------------------------------------------------------------------------
                                                                              Three months          Six months
     In thousands                                                          ended June 30, 1997  ended June 30, 1997
     --------------------------------------------------------------------- -------------------- -------------------

     Increase in gaming operations expenses                                $         292                 412
     Increase in selling, general and administrative expenses                        705               1,575
                                                                           -------------------- -------------------
     Decrease in income from operations                                              997               1,987
     Income tax effect                                                               240                 535
                                                                           -------------------- -------------------
     Decrease in earnings before cumulative effect of accounting change    $         757               1,452
                                                                           ==================== ===================


     The cumulative effect of this accounting change, reflected as a charge to earnings (loss) on January 1, 1997 in the amount of approximately $3.1 million, is comprised of approximately $4.4 million of such costs capitalized at January 1, 1997, net of tax benefits of approximately $1.3 million.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING ON COSTS OF START-UP ACTIVITIES, requiring pre-opening and start-up costs to be expensed as incurred. The Company has adopted the requirements of this new Statement of Position effective in the first quarter of 1998. The adoption of the requirements of this new Statement of Position did not impact the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented for the three months and six months ended June 30, 1998 and 1997, comprehensive income (loss) would be as follows:


----------------------------------------------------------------------------------------------------------------------
                                                                 Three                                    Six months
                                                   Three         months                                     ended
                                     Three        months         ended                      Six months   June 30, 1997
                                    months        ended      June 30, 1997    Six months       ended          as
In thousands                        ended      June 30, 1997 as previously      ended      June 30, 1997  previously
                                June 30, 1998   as adjusted     reported    June 30, 1998   as adjusted    reported
                                -------------  -------------  ------------  -------------  ------------- -------------
Net income (loss)                 $   2,863         1,670         2,427         4,815           (876)        3,707
Foreign currency translation
adjustments                            (524)         (139)         (139)       (1,053)          (255)         (255)
Tax effect of foreign
currency translation                      8            24            24            62             45            45
adjustments
                                -------------  -------------  ------------  -------------  ------------- -------------
Comprehensive income              $   2,347         1,555         2,312         3,824         (1,086)        3,497
                                =============  =============  ============  =============  ============= =============


NOTE 4 - CORPORATE RESTRUCTURING

     On June 18, 1998, the Company announced a corporate restructuring designed to refocus the Company on its core businesses - product sales and wide area progressive systems to Native American casinos. The Company indicated its current plan to limit future pursuit of gaming operations to North America. The Company also announced that it would be divesting its Latin American operations in Peru, Ecuador and Brazil.

     In conjunction with certain changes and restructuring, known costs and expenses relating to severance amounting to approximately $1.1 million were charged to operations during the three months ended June 30, 1998. The Company is currently in the preliminary stages of restructuring and the early planning stage for the divestiture of Latin American assets. When the Company determines a specific divestiture plan, additional restructuring charges may be incurred.


NOTE 5 - COMMON SHARES OUTSTANDING

     The following is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the three-month and six-month periods ended June 30, 1998 and 1997:



                                                                Three                                    Six months
                                                   Three         months                                     ended
                                     Three        months         ended                      Six months   June 30, 1997
                                    months        ended      June 30, 1997    Six months       ended          as
                                    ended      June 30, 1997 as previously      ended      June 30, 1997  previously
                                June 30, 1998   as adjusted     reported    June 30, 1998   as adjusted    reported
                              ------------- ------------- --------------  ------------- ------------- --------------
Shares Outstanding
    Weighted average
     common shares
     outstanding                22,758,408    22,758,231    22, 758,231     22,758,408    22,757,961     22,757,961
    Adjustments for common
     stock equivalents 1            11,553       141,921        141,921         18,087       168,204        168,204
                              ------------- ------------- --------------  ------------- ------------- --------------
    Weighted average number
     of common and
     common equivalent
     shares outstanding         22,769,961    22,900,152     22,900,152     22,776,495    22,926,165     22,926,165
                              ============= ============= ==============  ============= ============= ==============

Net Earnings (loss)            $ 2,863,031  $  1,670,439  $   2,427,181   $  4,815,551   $  (875,664)   $ 3,706,692
                              ============= ============= ==============  ============= ============= ==============

Earnings (loss) per share,
    basic                      $      0.13  $       0.07  $        0.11   $       0.21   $     (0.04)   $      0.16
                              ============= ============= ==============  ============= ============= ==============

Earnings (loss) per share,
    diluted                    $      0.13   $      0.07  $        0.11   $       0.21   $     (0.04)   $      0.16
                              ============= ============= ==============  ============= ============= ==============

--------------------------------------------------------------------------------------------------------------------
(1)  Represents adjustment computed under the treasury stock method for stock options granted at fair market value at date of grant.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

     The discussion that follows compares results for the three months and six months ended June 30, 1998 to results for the three months and six months ended June 30, 1997. Results for 1997 have been adjusted for an accounting change as described in Note 2 to the consolidated financial statements.

     On June 18, 1998, the Company announced a corporate restructuring designed to refocus the Company on its core businesses - product sales and wide area progressive systems to Native American casinos. The Company indicated its current plan to limit future pursuit of gaming operations to North America. The Company also announced that it would be divesting its Latin American operations in Peru, Ecuador and Brazil.

     In addition, the announcement included: 1) Company plans to appoint two additional independent directors to the board; 2) the June 30, 1998 retirement of Michael G. Wordeman as chief executive officer, who will remain as chairman of board through May 1999 and intends to remain on the board thereafter; 3) the appointment of Roland W. Gentner as interim chief executive while an executive search for a new chief executive is undertaken (Mr. Gentner has been president, chief operating officer and director since 1993); and 4) the assumption of the duties of David R. Johnson, who resigned as chief financial officer on June 12, 1998, by Clayton R. Trulson, vice president of finance and treasurer.

     In conjunction with certain changes and restructuring, known costs and expenses relating to severance amounting to approximately $1.1 million were charged to operations during the three months ended June 30, 1998. The Company is currently in the preliminary stages of restructuring and the early planning stage for the divestiture of Latin American assets. When the Company determines a specific divestiture plan, additional restructuring charges may be incurred. After completion of the restructuring process, the Company's ongoing administrative costs are expected to be reduced to reflect reorganization and changes in strategy.



RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

     Net earnings for the three months ended June 30, 1998 increased 71% to $2.9 million, or $0.13 per share, compared to net earnings of $1.7 million, or $0.07 per share, for the three months ended June 30, 1997. Excluding the above-mentioned restructuring charge pertaining to severance costs, net earnings would have been $3.6 million, or $0.16 per share.

     The primary factors causing the increase in earnings were increased revenues from wide area progressive systems, improved operating results at the MISS MARQUETTE and increased financing income. Total revenue increased 8% to $36.0 million in 1998, compared to $33.3 million in 1997. Total costs and expenses increased 3% to $31.5 million in 1998, compared to $30.5 million in 1997. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 25% to $6.7 million in 1998 compared to $5.4 million in 1997. EBITDA is a commonly used calculation to measure operating performance. The Company includes EBITDA in its results of operations to assist interpretation of financial performance; however, the Company's principal financial measures are net earnings and earnings per share.

PRODUCT SALES

     Revenue from product sales increased 5% to $15.0 million in 1998 compared to $14.2 million in 1997. The increase in 1998 was the result of an 8% increase in machine sales revenue to $12.1 million in 1998 compared to $11.2 million in 1997 (which included $0.4 and $1.9 million of used machine sales in 1998 and 1997, respectively). This increase was partially offset by a 5% decrease in ancillary gaming and non-gaming related product sales revenue to $2.9 million in 1998 compared to $3.0 million in 1997. In 1998, the Company is continuing its strategy of being a full-service provider to its customers by offering an extensive product line which includes gaming-related and non-gaming related products and supplies.

     New gaming machine shipments increased 11% to 1,620 machines in 1998 compared to 1,470 machines in 1997. In 1998, 88% of the new machine shipments were to casinos in Kansas, Michigan, North Carolina, New Mexico, Oregon and Wisconsin. In 1997, 65% of the new machine shipments were to casinos in Connecticut, Iowa and Michigan. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions. In 1998, the Company sold 230 used machines, compared to 450 in 1997.

     The cost of product sales increased 8% to $11.4 million in 1998, from $10.5 million in 1997. The gross margin on product sales decreased to 24.1% in 1998 as compared to 25.9% in 1997. The decrease in gross margin is due primarily to the sale of $1.9 million of used machines in 1997, which had a higher gross margin than new machine sales.


GAMING OPERATIONS

     Gaming operations revenue increased 5% to $14.6 million in 1998, from $13.9 million in 1997. This increase was attributable to an increase in revenue from the MISS MARQUETTE, which was partially offset by reduced revenue in Peru. Direct costs of gaming operations decreased 3% to $13.4 million in 1998, compared to $13.8 million in 1997. The decrease was primarily attributed to decreased costs in Peru.

DOMESTIC GAMING OPERATIONS

     MISS MARQUETTE. The MISS MARQUETTE riverboat casino and entertainment facility has 698 machines and 36 table games and is located on the Mississippi River at Marquette, Iowa. Revenue increased 18% to $9.5 million in 1998 compared to $8.1 million in 1997. Direct operating costs remained steady at $7.6 million in 1998 and 1997. The improvement in operating performance is primarily the result of three factors: an improvement in weather conditions in 1998 relative to 1997, the implementation of new marketing strategies and a continuation of cost-containment measures initiated by management. However, there can be no assurance that continued improvement will be realized.

INTERNATIONAL GAMING OPERATIONS

     As discussed on page 9, the Company plans to divest from its Latin American gaming operations. The Company is currently in the early stages of planning for the divestiture of Latin American assets. Because such efforts are preliminary to date, the following discussion excludes specific divestiture plans.
When the Company determines a specific divestiture plan, additional restructuring charges may be incurred.

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

     Revenue decreased 16% to $3.2 million in 1998 compared to $3.8 million in 1997. The revenue decrease is primarily attributed to increased competitive factors and to economic effects associated with severe weather conditions related to "El Nino". Direct operating costs decreased 6% to $4.1 million in 1998 compared to $4.4 million in 1997. The number of machines in operation at June 30, 1998 was approximately 1,380 at 15 locations compared to approximately 940 machines at 15 locations at June 30, 1997.

     BRAZIL. The Company established a gaming hall with 200 machines in the Arpoador district of Rio de Janeiro in June 1996. In December 1997, the agreement between the Company and the owners of the gaming hall was revised such that the operation is now a route operation with 172 machines. Revenue decreased 7% to $1.3 million in 1998 compared to $1.4 million in 1997. Direct costs decreased 9% to $1.3 million in 1998 compared to $1.4 million in 1997.

     ECUADOR. The Company operates a casino in Quito, Ecuador which has 150 machines and 12 table games. Revenue remained steady at $0.5 million in both 1998 and 1997. Direct costs associated with the operation were $0.4 million in both 1998 and 1997. In the second quarter of 1998, new regulations, pertaining to minimum capital investment, citizenship of top management and hours of operation among other matters, were issued for the operation of casinos and bingo parlors. Their applicability to the Company's operation are under review by legal advisors in Ecuador. Compliance with these new regulations is required in the fourth quarter of 1998.

WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased 13% to $3.9 million in 1998 compared to $3.5 million in 1997. The increase was the result of an increase in both the number of systems offered and the number of machines on such systems. Comparing June 30, 1998 to June 30, 1997, the Company implemented systems in one additional state, Minnesota; six new systems became operational, WHEEL OF GOLD, HIGH ROLLERS, TOTEM POLE, JEOPARDY, and two twenty-five cent WHEEL OF FORTUNE systems; and the number of machines on the systems increased to approximately 1,800 from approximately 1,480. At June 30, 1998, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At June 30, 1998, 16 systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, WHEEL OF FORTUNE in both dollar (one interstate and one intrastate) and twenty-five cent denominations (one interstate and one intrastate, which both began operating in June 1998), WHEEL OF GOLD (which began operating in July 1997), HIGH ROLLERS (which began operating in August 1997), TOTEM POLE (which began operating in December 1997) and JEOPARDY (which began operating in January 1998).

     Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems as it proceeds with its strategy to place additional systems and machines in jurisdictions permitting the operation of wide area progressive systems. However, there can be no assurance that casinos will continue adding systems and machines or that necessary regulatory approvals will be obtained in prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue from wide area progressive systems.


FINANCING INCOME

     Financing income results from interest income on notes receivable, fees charged in association with financing arrangements and the Company's portion of the management fee from Harrah's Entertainment, Inc.'s (Harrah's) Phoenix Ak-Chin casino and entertainment facility. Financing income increased 44% to $2.6 million in 1998 compared to $1.8 million in 1997. This increase is primarily due to $0.7 million in financing fees recognized in 1998 for arranging financing for casino projects. There were no fees recognized in the second quarter of 1997 for such services.

     The Company recognized revenue of $0.4 million in 1998 compared to $0.5 million in 1997 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). This fee is earned in conjunction with financing guaranties provided to Harrah's by the Company during the initial development and early phases of the facility. The guaranty expired in 1996 when the loan was paid in full. As consideration for the loan guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract and any extensions thereto. The current management agreement expires December 1999. There can be no assurance that Harrah's management contract will be extended or that the terms of any extension will not be materially changed.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 8% to $4.9 million in 1998, from $5.3 million in 1997. As a percent of total revenue, selling, general and administrative expenses decreased to 13.5% in 1998 compared to 15.9% in 1997.


RESTRUCTURING CHARGES

     Severance costs of $1.1 million were incurred in the second quarter of 1998 in conjunction with the Company's announced restructuring (see page 9 for discussion).


INTEREST AND FINANCING COSTS

     Interest and financing costs were $0.8 million in both 1998 and 1997. The Company believes that interest and financing costs may increase in future periods as the Company pursues its growth strategy.


INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 58% increase in income from operations of $4.5 million in 1998, compared to $2.8 million in 1997. As a percent of total revenue, income from operations increased to 12.5% in 1998, from 8.5% in 1997. The increase in the operating margin was primarily the result of increased revenues from wide area progressive systems, improved operating results at the MISS MARQUETTE and increased financing income, offset partially by lower operating margins in Peru and the restructuring charges.

OTHER

     Earnings before income taxes increased 59% to $4.5 million in 1998, compared to $2.9 million in 1997. Provision for income taxes was $1.7 million in 1998, compared to $1.2 million in 1997, representing 37% and 42% of earnings before income taxes for 1998 and 1997, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     Earnings before cumulative effect of accounting change for the six months ended June 30, 1998 increased 114% to $4.8 million, or $0.21 per share, compared to $2.3 million, or $0.10 per share, for the six months ended June 30, 1997. Excluding the aforementioned restructuring charge pertaining to severance costs, net earnings would have been $5.5 million, or $0.24 per share (see page 9 for discussion).

     The primary factors causing the increase in earnings were increased revenues from wide area progressive systems, improved operating results at the MISS MARQUETTE and increased financing income. Total revenue increased 6% to $65.9 million in 1998, compared to $62.4 million in 1997. Total costs and expenses decreased 1% to $58.2 million in 1998, compared to $59.1 million in 1997. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 42% to $12.4 million in 1998 compared to $8.8 million in 1997. EBITDA is a commonly used calculation to measure operating performance. The Company includes EBITDA in its results of operations to assist interpretation of financial performance; however, the Company's principal financial measures are net earnings and earnings per share.

     On January 1, 1997, the Company recognized a $3.1 million charge (net of $1.3 million income tax effect) related to a cumulative effect of an accounting change as described in Note 2 to the consolidated financial statements.


PRODUCT SALES

     Revenue from product sales was $25.7 million in both 1998 and 1997. Machine sales revenue increased 7% to $19.8 million in 1998 compared to $18.6 million in 1997 (which included $0.4 and $5.3 million of used machine sales in 1998 and 1997, respectively). This increase was offset by a 16% decrease in ancillary gaming and non-gaming related product sales revenue to $5.9 million in 1998 compared to $7.1 million in 1997. In 1998, the Company is continuing its strategy of being a full-service provider to its customers by offering an extensive product line which includes gaming-related and non-gaming related products and supplies.

     New gaming machine shipments increased 23% to 2,580 machines in 1998 compared to 2,100 machines in 1997. In 1998, 77% of the new machine shipments were to casinos in Kansas, Michigan, Minnesota, New Mexico, and Wisconsin. In 1997, 75% of the new machine shipments were to casinos in Connecticut, Iowa, Kansas, Michigan and Wisconsin. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions. In 1998, the Company sold 230 used machines, compared to 1,810 in 1997.

     The cost of product sales decreased 2% to $19.6 million in 1998, from $20.0 million in 1997. The gross margin on product sales increased to 24.0% in 1998 as compared to 22.2% in 1997. The increase in gross margin is due primarily to the sale of $3.4 million of used machines at approximate cost in the first quarter of 1997.

GAMING OPERATIONS

     Gaming operations revenue increased 4% to $27.9 million in 1998, from $26.8 million in 1997. This increase was attributable to an increase in revenue from the MISS MARQUETTE, which was partially offset by reduced revenue in Peru. Direct costs of gaming operations decreased 2% to $26.3 million in 1998, compared to $26.9 million in 1997. The decrease was attributed to decreased costs at the MISS MARQUETTE and in Peru.

DOMESTIC GAMING OPERATIONS

     MISS MARQUETTE. Revenue increased 13% to $17.6 million in 1998 compared to $15.5 million in 1997. Direct operating costs decreased 2% to $14.6 million in 1998, from $14.9 million in 1997. The improvement in operating performance is primarily the result of three factors: an improvement in weather conditions in 1998 relative to 1997, the implementation of new marketing strategies and a continuation of cost-containment measures initiated by management. However, there can be no assurance that continued improvement will be realized.

INTERNATIONAL GAMING OPERATIONS

     As discussed on page 9, the Company plans to divest from its Latin American gaming operations. The Company is currently in the early stages of planning for the divestiture of Latin American assets. Because such efforts are preliminary to date, the following discussion excludes specific divestiture plans.
When the Company determines a specific divestiture plan, additional restructuring charges may be incurred.

     PERU. Revenue decreased 15% to $6.5 million in 1998 compared to $7.6 million in 1997. The revenue decrease is primarily attributed to increased competitive factors and to economic effects associated with severe weather conditions related to "El Nino". Direct operating costs decreased 4% to $8.1 million in 1998 compared to $8.4 million in 1997.

     BRAZIL. Revenue increased 3% to $2.8 million in 1998 compared to $2.7 million in 1997. Direct costs were $2.7 million in both 1998 and 1997.

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

     ECUADOR. Revenue increased 17% to $1.1 million in 1998 compared to $1.0 million in 1997. Direct costs associated with the operation were $0.9 million in both 1998 and 1997.

WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased 28% to $7.6 million in 1998 compared to $5.9 million in 1997. The increase was the result of an increase in both the number of systems offered and the number of machines on such systems. Comparing June 30, 1998 to June 30, 1997, the Company implemented systems in one additional state, Minnesota; six new systems became operational, WHEEL OF GOLD, HIGH ROLLERS, TOTEM POLE, JEOPARDY, and two twenty-five cent WHEEL OF FORTUNE systems; and the number of machines on the systems increased to approximately 1,800 from approximately 1,480. See page 10 for additional discussion.

FINANCING INCOME

     Financing income increased 14% to $4.6 million in 1998 compared to $4.1 million in 1997. This increase is primarily due to $0.8 million in financing fees recognized in 1998 for arranging financing for casino projects. Fees recognized in the first six months of 1997 for such services amounted to $0.5 million. The Company recognized revenue of $0.9 million in 1998 compared to $1.0 million in 1997 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 11% to $9.5 million in 1998, from to $10.6 million in 1997. As a percent of total revenue, selling, general and administrative expenses decreased to 14.4% in 1998 compared to 17.1% in 1997.

RESTRUCTURING CHARGES

     Severance costs of $1.1 million were incurred in the second quarter of 1998 in conjunction with the Company's announced restructuring (see page 9 for discussion).

INTEREST AND FINANCING COSTS

     Interest and financing costs increased 8% to $1.8 million in 1998, compared to $1.6 million in 1997. The increase in interest and financing costs was primarily the result of increased first quarter borrowings during 1998 to fund working capital needs. The Company believes that interest and financing costs may increase in future periods as the Company pursues its growth strategy.

INCOME FROM OPERATIONS

     The cumulative effect of the above described changes resulted in a 130% increase in income from operations of $7.7 million in 1998, compared to $3.3 million in 1997. As a percent of total revenue, income from operations increased to 11.6% in 1998, from 5.3% in 1997. The increase in the operating margin was primarily the result of increased revenues from wide area progressive systems, improved operating results at the MISS MARQUETTE and increased financing income, partially offset by lower operating margins in Peru and the restructuring charges.

OTHER

     Other income decreased $0.5 million in 1998 due to a gain on sale of receivables of $0.5 million earned in 1997. Earnings before income taxes and cumulative effect of accounting change increased 99% to $7.7 million in 1998, compared to $3.9 million in 1997. Provision for income taxes was $2.9 million in 1998, compared to $1.6 million in 1997, representing 38% and 42% of earnings before income taxes for 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Working capital increased $4.6 million to $26.2 million during the six months ended June 30, 1998. This increase was due to a $10.7 million decrease in current liabilities which was partially offset by a $6.1 million decrease in current assets.


CASH FLOWS

     During the six months ended June 30, 1998, the Company's cash and cash equivalents increased $3.0 million to $6.9 million. Cash provided by operating activities was $16.9 million in 1998 compared to $1.5 million provided in 1997. The cash flows from operations for 1998 were primarily affected by net earnings, depreciation, and changes in receivables, inventories, accounts payable and accrued liabilities.

     Cash used in investing activities amounted to $8.0 million in 1998 and $7.4 million in 1997. Cash used in investing activities consisted primarily of $6.6 million and $3.9 million advanced on notes receivable for customer financing in 1998 and 1997, respectively; and $4.6 million and $5.0 million used to purchase property and equipment in 1998 and 1997, respectively. The 1998 property and equipment purchases were primarily attributable to costs associated with 1) the development of a new Company-wide information system, and 2) expenditures for gaming operations equipment at the MISS MARQUETTE and in Peru. Cash used in investing activities was partially offset by $2.5 million and $1.7 million in payments received on notes receivable from customer financing in 1998 and 1997, respectively.

     Financing activities used $6.0 million cash in 1998 compared to providing $7.8 million in 1997. Cash flows from financing activities in both 1998 and 1997 consisted of proceeds from borrowings on the Company's revolving credit facility, net of principal repayments on the revolving credit facility and other long-term debt.


INDEBTEDNESS/LINES OF CREDIT

     The Company had $17.5 million of debt outstanding at June 30, 1998. Of that amount, $8.3 million was borrowed under a long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and letters of credit, and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Since June 1997, the amount available under Tranche B is being reduced by $1.875 million quarterly. As a result, the maximum credit amount under the revolving credit facility was $40.6 million at June 30, 1998. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The unused portion of the revolving credit facility is subject to a commitment fee, based upon a calculation as defined in the revolving credit agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat. In addition to the loans outstanding, the Company had $8.6 million in letters of credit outstanding at June 30, 1998.

     In July 1997, the Company entered into a sale-leaseback arrangement involving the sale of certain MISS MARQUETTE furniture and equipment for $7.5 million, which approximated book value at the time of sale.

The transaction was accounted for as a financing, whereby the property remains on the books and continues to be depreciated. A financing obligation representing the proceeds was recorded and is reduced based on payments made under the arrangement. As of June 30, 1998, approximately $6.3 million related to this financing obligation is included in debt outstanding. The financing arrangement requires the Company to make monthly payments of approximately $233,000 through July 2001. Upon expiration of the arrangement, the Company will own the furniture and equipment.

     Of the remaining $2.9 million of debt, $1.7 million relates to debt payable to the former shareholders of Gamblers Supply Management Company (the Company-owned subsidiary which operates the MISS MARQUETTE), $0.8 million relates to various other debt secured by certain property of the MISS MARQUETTE and $0.4 million is secured by certain transportation equipment.


CAPITAL COMMITMENTS

     In September 1994, Sodak assisted a casino management company, Royal Associates Management, Inc. (Royal), in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan was used to construct Phase II of the Cypress Bayou Casino owned by the Chitimacha Tribe of Louisiana. The loan guaranty agreement was revised in December 1997, allowing Royal to re-borrow prepaid amounts with a maximum allowable loan balance of $4.3 million. In return for the guaranty, the Company receives a loan guaranty fee based on a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of June 30, 1998, the outstanding loan balance was $2.2 million.

     In October 1997, the Company entered into an agreement with Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, is pending regulatory approval by the Louisiana Gaming Control Board (LGCB). The project is to be financed by an equity investment from the joint venture partners equal to approximately 25% of the total estimated project cost; the remaining 75% is anticipated to be financed through a debt offering or other credit facility. The project is estimated to cost approximately $170 million. The Company's participation in the project is contingent upon 1) obtaining regulatory approval of the project by the LGCB; 2) the Company's obtaining a gaming license in Louisiana; and 3) the joint venture's obtaining necessary debt financing. Construction is expected to commence upon finalization of regulatory approvals and financing arrangements and is expected to take approximately 15 months. However, there can be no assurance that regulatory approvals and financing arrangements will be obtained.


INTERNATIONAL OPERATIONS

     Approximately 16% of total revenue for the six months ended June 30, 1998 was derived outside of the United States, compared to 18% for the six months ended June 30, 1997. International operations are subject to certain risks, including but not limited to unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its international operations. As the Company divests from its international operations, exposure to gains and losses on foreign currency transactions may decrease.

IMPACT OF INFLATION

     Inflation did not have a significant effect on the Company's operations during the six months ended June 30, 1998.

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

     The Defendant's Class Discovery responses are substantially complete. However, it is anticipated that Plaintiffs will move to compel certain answers that were objected to and not produced. On the other hand, Defendants moved to compel discovery against the Plaintiffs. On June 4, 1998, the magistrate judge granted 29 of 33 discovery requests against Plaintiffs. This ruling will necessarily delay the completion of class discovery. At mid-July depositions of the class representatives were beginning to take place. The Defendant's Opposition to Motion of Class Certification is due approximately at the end of July and Plaintiff's Reply due approximately the middle of August.

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

     None.



Item 3.  Defaults Upon Senior Securities

     None.



Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 7, 1998 for the purposes of electing members of the Board of Directors of the Company and to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

     There were 22,758,408 shares of Common Stock entitled to vote at the meeting and a total of 21,768,719 shares (95.65%) were represented at the meeting. The shareholder voting was as follows:

1.   Election of Directors:

                                                          WITHHOLD
                                       FOR               AUTHORITY
                                    ----------           ---------
     Michael G. Wordeman            21,664,720            103,999
     Roland W. Gentner              21,664,520            104,199
     Thomas Celani                  21,668,120            100,599
     Colin V. Reed                  21,668,970             99,749
     Manuel Lujan, Jr.              21,667,922            100,797
     Ronnie Lopez                   21,666,770            101,949

2. To ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998:

     For - 21,738,743   Against -18,886   Abstain - 11,090   Broker Non-Vote - 0




Item 5.  Other Information

     None.



Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         10.14 Agreement between Sodak Gaming, Inc. and Michael G. Wordeman dated June 17, 1998.

     b.  Reports on Form  8-K

         None.

                                   Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:    July 21, 1998







                                    SODAK GAMING, INC.





                                    By: \s\  Clayton R. Trulson
                                        ---------------------------------------
                                        Clayton R. Trulson
                                        Vice President of Finance
                                        and Treasurer

                                  EXHIBIT INDEX




                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                   Page
------                                                                   ----


10.14    Agreement between Sodak Gaming, Inc.
         and Michael G. Wordeman dated June 17, 1998                      22




27       Financial Data Schedule (submitted with the EDGAR filing only)