Form 10-Q
period 1998-09-30
SODAK GAMING INC
filed 1998-10-23
CIK 903856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

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

       Yes __X__        No _____

At October 21, 1998, there were outstanding 22,758,408 shares of the Company's common stock.

                                  Page 1 of 32
                              Exhibit Index Page 23

                               Sodak Gaming, Inc.


                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

      Consolidated Statements of  Earnings for the three months ended
                  September 30, 1998 and 1997                                  3

      Consolidated Statements of  Earnings for the nine months ended
                  September 30, 1998 and 1997                                  4

      Consolidated Balance Sheets as of September 30, 1998 and
                  December 31, 1997                                            5

      Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1998 and 1997                                  6

      Notes to Consolidated Financial Statements                               7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                  20

   Item 2. Changes in Securities                                              21

   Item 3. Defaults Upon Senior Securities                                    21

   Item 4. Submission of Matters to a Vote of Security Holders                21

   Item 5. Other Information                                                  21

   Item 6. Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                    22

EXHIBIT INDEX                                                                 23

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               Sodak Gaming, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                         Three months ended September 30,
                                                   -------------------------------------------
                                                                        1997         1997 as
                                                                    as adjusted    previously
In thousands, except share and per share amounts       1998           (Note 2)      reported
------------------------------------------------   ------------    -------------  ------------
Revenue:
    Product sales                                  $     12,995          15,157         15,157
    Gaming operations                                    13,921          14,606         14,606
    Wide area progressive systems                         4,040           3,956          3,956
    Financing income                                      1,914           1,917          1,917
                                                   ------------    ------------   ------------
           Total revenue                                 32,870          35,636         35,636
                                                   ------------    ------------   ------------
Costs and expenses:
    Cost of product sales                                10,043          11,676         11,676
    Gaming operations                                    11,867          13,007         13,083
    Selling, general and administrative                   4,065           4,870          4,236
    Restructuring charges (note 4)                        1,814               0              0
    Interest and financing costs                            513           1,001          1,001
                                                   ------------    ------------   ------------
           Total costs and expenses                      28,302          30,554         29,996
                                                   ------------    ------------   ------------
Income from operations                                    4,568           5,082          5,640
Loss on sale of subsidiary (note 4)                      (1,706)              0              0
Other income, net                                            21              35             35
                                                   ------------    ------------   ------------
Earnings before income taxes                              2,883           5,117          5,675
Provision for income taxes                                1,279           1,901          2,116
                                                   ------------    ------------   ------------
Net earnings                                       $      1,604           3,216          3,559
                                                   ============    ============   ============

Earnings per common share, basic and diluted       $       0.07            0.14           0.16
                                                   ============    ============   ============
Weighted average number of common and
    common equivalent shares outstanding             22,805,920      22,882,130     22,882,130
                                                   ============    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                          Nine months ended September 30,
                                                   --------------------------------------------
                                                                        1997          1997 as
                                                                    as adjusted     previously
In thousands, except share and per share amounts       1998           (Note 2)       reported
------------------------------------------------   ------------    ------------    ------------
Revenue:
    Product sales                                  $     38,728          40,824          40,824
    Gaming operations                                    41,864          41,380          41,380
    Wide area progressive systems                        11,624           9,870           9,870
    Financing income                                      6,553           6,000           6,000
                                                   ------------    ------------    ------------
           Total revenue                                 98,769          98,074          98,074
                                                   ------------    ------------    ------------
Costs and expenses:
    Cost of product sales                                29,604          31,650          31,650
    Gaming operations                                    38,163          39,866          39,530
    Selling, general and administrative                  13,527          15,519          13,310
    Restructuring charges (note 4)                        2,964               0               0
    Interest and financing costs                          2,271           2,624           2,624
                                                   ------------    ------------    ------------
           Total costs and expenses                      86,529          89,659          87,114
                                                   ------------    ------------    ------------
Income from operations                                   12,240           8,415          10,960
Loss on sale of subsidiary (note 4)                      (1,706)              0               0
Other income, net                                            94             599             599
                                                   ------------    ------------    ------------
Earnings before income taxes and cumulative
    effect of accounting change                          10,628           9,014          11,559
Provision for income taxes                                4,209           3,542           4,293
                                                   ------------    ------------    ------------
Earnings before cumulative effect of
    accounting change                                     6,419           5,472           7,266
Cumulative effect of accounting change,
    net of income tax effect                                  0          (3,131)              0
                                                   ------------    ------------    ------------
Net earnings                                       $      6,419           2,341           7,266
                                                   ============    ============    ============

Earnings per common share, basic and diluted:
    Earnings before cumulative effect of
        accounting change                          $       0.28            0.24            0.32
    Cumulative effect of accounting change                 0.00           (0.14)           0.00
                                                   ------------    ------------    ------------
    Net earnings                                   $       0.28            0.10            0.32
                                                   ============    ============    ============
Weighted average number of common and
    common equivalent shares outstanding             22,786,303      22,911,488      22,911,488
                                                   ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          September 30,     December 31,
In thousands, except share and per share amounts              1998              1997
------------------------------------------------          -------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                               $     3,206           3,942
    Current trade, notes and interest receivables                29,790          36,137
    Inventories                                                  18,705          22,294
    Prepaid expenses                                                730             756
    Refundable income taxes                                         289             663
    Deferred income taxes                                         1,953           1,319
                                                            -----------     -----------
           Total current assets                                  54,673          65,111
Property and equipment, net                                      57,929          59,739
Notes receivable, net of current maturities                      32,738          38,723
Deferred income taxes                                               123             789
Investment in joint venture (note 5)                              2,400               0
Other assets, net                                                   289             794
                                                            -----------     -----------
                                                            $   148,152         165,156
                                                            ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $    20,364          32,379
    Note payable                                                  1,500               0
    Current maturities of long-term debt                          3,568           3,634
    Income taxes payable                                            642              75
    Deferred financing fee revenue                                1,414           1,846
    Accrued payroll and payroll related costs                     2,827           1,986
    Other accrued liabilities                                     4,369           3,620
                                                            -----------     -----------
           Total current liabilities                             34,684          43,540
                                                            -----------     -----------

Long-term debt, net of current maturities                         6,376          19,818
                                                            -----------     -----------

Shareholders' equity:
    Preferred stock, $0.001 par value, 25,000,000 shares
       authorized, none issued and outstanding                        0               0
    Common stock, $0.001 par value, 75,000,000 shares
       authorized, 22,758,408 issued and outstanding                 23              23
    Additional paid-in capital                                   64,088          64,088
    Retained earnings                                            46,480          40,061
    Cumulative translation adjustment                            (3,499)         (2,374)
                                                            -----------     -----------
           Total shareholders' equity                           107,092         101,798
                                                            -----------     -----------

                                                            $   148,152         165,156
                                                            ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine months ended September 30,
                                                                ----------------------------------------
                                                                                  1997          1997 as
                                                                              as adjusted     previously
In thousands                                                       1998         (Note 2)       reported
-------------------------------------------------------------   ----------     ----------     ----------
Cash flows from operating activities:
  Net earnings                                                  $    6,419          2,341          7,266
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Pre-tax cumulative effect of accounting change                       0          4,409              0
    Depreciation and amortization                                    4,304          4,762          4,762
    Provision for doubtful accounts                                    368            575            575
    Deferred income taxes                                               32            214          1,214
    Loss on sale of subsidiary                                       1,706              0              0
    Gain on sale of receivables                                          0           (537)          (537)
    Net gain on sale of property, equipment and real estate             (8)             0              0
    Changes in operating assets and liabilities:
      Trade and accrued interest receivables                        (1,226)         3,500          3,500
      Notes receivable relating to financed sales                   20,077          1,243          1,243
      Inventories                                                    3,589         (9,836)        (9,836)
      Prepaid expenses                                                (380)            76             76
      Accounts payable                                             (11,885)         3,989          3,989
      Accrued liabilities                                            1,721          1,276          1,276
      Income taxes payable, net of refundable income taxes             942          1,071          2,101
                                                                ----------     ----------     ----------
        Net cash provided by operating activities                   25,659         13,083         15,629
                                                                ----------     ----------     ----------

Cash flows from investing activities:
  Cash advanced on notes receivable                                (10,403)        (3,877)        (3,877)
  Payments received on notes receivable                              3,502          4,049          4,049
  Proceeds from sale of property, equipment and real estate            628              0              0
  Purchases of property and equipment                               (5,770)        (7,723)        (7,723)
  Investment in joint venture                                       (2,400)             0              0
  (Increase) decrease in other assets                                  155           (241)        (2,787)
                                                                ----------     ----------     ----------
        Net cash used in investing activities                      (14,288)        (7,792)       (10,338)
                                                                ----------     ----------     ----------

Cash flows from financing activities:
  Proceeds from short-term borrowing                                 1,500              0              0
  Proceeds from long-term borrowings                                30,000         23,750         23,750
  Principal repayments of long-term debt                           (43,507)       (37,049)       (37,049)
  Proceeds from sale leaseback transaction                               0          7,540          7,540
  Net proceeds from exercise of stock options                            0              6              6
                                                                ----------     ----------     ----------
        Net cash used in financing activities                      (12,007)        (5,753)        (5,753)
                                                                ----------     ----------     ----------

Effect of exchange rate changes on cash and cash equivalents          (100)           (39)           (39)
                                                                ----------     ----------     ----------
        Net decrease in cash and cash equivalents                     (736)          (501)          (501)
Cash and cash equivalents, beginning of period                       3,942          4,077          4,077
                                                                ----------     ----------     ----------
Cash and cash equivalents, end of period                        $    3,206          3,576          3,576
                                                                ==========     ==========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                      $    2,324          2,497          2,497
  Cash paid during the period for income taxes                       3,235            978            978



The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

      These consolidated financial statements should be read in conjunction with the 1997 consolidated financial statements and notes thereto as published in the annual report on Form 10-K.

      Certain 1997 amounts have been reclassified to conform to the 1998 presentation.


NOTE 2 - CHANGE IN ACCOUNTING METHOD

      During the fourth quarter of 1997, the Company changed its accounting method for costs of pre-opening and start-up activities to capitalizing such costs subsequent to obtaining all regulatory approvals and authorizations for the underlying project and expensing such costs immediately upon opening the new operation (see note 3 - Recent Accounting Pronouncements, "REPORTING ON COSTS OF START-UP ACTIVITIES"). The Company's previous accounting method had been to capitalize such costs from inception until the project became operational, at which time the capitalized costs were amortized over a period not to exceed five years. As a result of this accounting change, there were no such capitalized costs on the balance sheet at December 31, 1997.

      The effect of adopting this new accounting method reduced previously reported earnings before cumulative effect of the accounting change during the three months and nine months ended September 30, 1997 as follows:

      ------------------------------------------------------------------------------------------------------------
                                                                           Three months ended    Nine months ended
      In thousands                                                         September 30, 1997   September 30, 1997
      ------------------------------------------------------------------   ------------------   ------------------

      Increase (decrease) in gaming operations expenses                       $       (76)                  336
      Increase in selling, general and administrative expenses                        634                 2,209
                                                                              -----------           -----------
      Decrease in income from operations                                              558                 2,545
      Less income tax benefit                                                         215                   751
                                                                              -----------           -----------
      Decrease in earnings before cumulative effect of accounting change      $       343                 1,794
                                                                              ===========           ===========

      The cumulative effect of this accounting change, reflected as a charge to earnings on January 1, 1997 in the amount of approximately $3.1 million, is comprised of approximately $4.4 million of such costs capitalized at January 1, 1997, net of tax benefits of approximately $1.3 million.


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

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheets as required. If presented for the three months and nine months ended September 30, 1998 and 1997, comprehensive income would be as follows:

                                    Three months ended September 30,              Nine months ended September 30,
                                -----------------------------------------    -----------------------------------------
                                                                  1997                                          1997
                                                   1997      as previously                      1997       as previously
In thousands                        1998       as adjusted      reported        1998        as adjusted      reported
------------------------------  -----------    -----------    -----------    -----------    -----------    -----------
Net earnings                    $     1,604          3,216          3,559          6,419          2,341          7,266
Foreign currency translation
   adjustments, net of income
   tax effects                          (72)           (62)           (62)        (1,125)          (317)          (317)
                                -----------    -----------    -----------    -----------    -----------    -----------
Comprehensive income            $     1,532          3,154          3,497          5,294          2,024          6,949
                                ===========    ===========    ===========    ===========    ===========    ===========


NOTE 4 - CORPORATE RESTRUCTURING

      On June 18, 1998, the Company announced a corporate restructuring designed to refocus the Company on its core businesses - product sales and wide area progressive systems to Native American casinos. The Company indicated its current plan to limit future pursuit of gaming operations to North America. On July 31, 1998, the Company divested its Brazilian subsidiary. The Company also plans to divest from its Latin American operations in Peru and Ecuador.

      In conjunction with the restructuring, known costs and expenses (primarily relating to employees' severance) amounting to approximately $1.8 and $3.0 million pre-tax, substantially all of which have been paid at September 30, 1998, were charged to operations during the three months and nine months ended September 30, 1998, respectively.

      A pre-tax loss on the sale of the Brazilian subsidiary amounting to $1.7 million was recognized during the three months and nine months ended September 30, 1998. The Company is proceeding with its divestiture plans regarding its gaming operations in Peru and Ecuador. Additional losses on divestiture are anticipated as these divestitures are completed.


NOTE 5 - INVESTMENT IN JOINT VENTURE

      The Company has entered into an agreement with Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, received regulatory approval by the Louisiana Gaming Control Board on September 15, 1998. The project is anticipated to be financed by an equity investment from the Company and Hollywood equal to approximately 25% of the total estimated $185 million project cost; the remaining 75% is anticipated to be financed through a debt offering or other credit facility. During the third quarter of 1998, the Company invested $2.4 million in the joint venture, but has no commitment to invest additional funds until financing for the project is arranged. The debt financing for the project is anticipated to occur in the second quarter of 1999, at which time it is anticipated that the Company and Hollywood would each invest approximately $21 million additional equity in the joint venture. Construction is planned to commence upon finalization of financing arrangements and is expected to take approximately 15 months. However, there can be no assurance that financing arrangements will be obtained.

      The Company effectively will own 50% of the joint venture and will account for the project on the equity method of accounting. To date, the joint venture has not incurred any material operating expenses.

NOTE 6 - COMMON SHARES OUTSTANDING

      The following is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the three-month and nine-month periods ended September 30, 1998 and 1997:

                                     Three months ended September 30,              Nine months ended September 30,
                                -----------------------------------------    -----------------------------------------
                                                                1997 as                                     1997 as
                                                  1997         previously                      1997        previously
                                    1998       as adjusted      reported         1998       as adjusted     reported
                                -----------    -----------    -----------    -----------    -----------    -----------
Shares outstanding:
    Weighted average common
        shares outstanding       22,758,408     22,758,408     22,758,408     22,758,408     22,758,112     22,758,112
    Adjustments for common
        stock equivalents(1)         47,512        123,722        123,722         27,895        153,376        153,376
                                -----------    -----------    -----------    -----------    -----------    -----------
    Weighted average number
        of common and
        common equivalent
        shares outstanding       22,805,920     22,882,130     22,882,130     22,786,303     22,911,488     22,911,488
                                ===========    ===========    ===========    ===========    ===========    ===========

Net earnings                    $ 1,603,715    $ 3,216,072    $ 3,559,410    $ 6,419,266    $ 2,340,408    $ 7,266,102
                                ===========    ===========    ===========    ===========    ===========    ===========

Earnings per share, basic       $      0.07    $      0.14    $      0.16    $      0.28    $      0.10    $      0.32
                                ===========    ===========    ===========    ===========    ===========    ===========

Earnings per share, diluted     $      0.07    $      0.14    $      0.16    $      0.28    $      0.10    $      0.32
                                ===========    ===========    ===========    ===========    ===========    ===========

--------------------------------------------------------------------------------

(1) Represents adjustment computed under the treasury stock method for stock options granted at fair market value at date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      The discussion that follows compares results for the three months and nine months ended September 30, 1998 to results for the three months and nine months ended September 30, 1997. Results for 1997 have been adjusted for an accounting change as described in Note 2 to the consolidated financial statements.

      On June 18, 1998, the Company announced a corporate restructuring designed to refocus the Company on its core businesses - product sales and wide area progressive systems to Native American casinos. The Company indicated its current plan to limit future pursuit of gaming operations to North America. On July 31, 1998, the Company divested its Brazilian subsidiary. The Company also plans to divest from its Latin American operations in Peru and Ecuador.

      As a result of the restructuring process, the Company's selling, general and administrative costs during the three months ended September 30, 1998 have been reduced compared to other recent periods, and ongoing selling, general and administrative costs are expected to stabilize at such lower levels to reflect reorganization and changes in strategy. However, there can be no assurance that selling, general and administrative costs will remain at such lower levels.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

      Excluding the restructuring charges and the loss on sale of the Brazilian subsidiary (described in note 4 to the financial statements on page 8), net earnings for the three months ended September 30, 1998 would have increased 32% to $4.2 million, or $0.19 per share, compared to $3.2 million, or $0.14 per share for the three months ended September 30, 1997. The increase in earnings before the restructuring charges and the loss on sale of the Brazilian subsidiary was primarily due to improved operating results at the MISS MARQUETTE, decreased selling, general and administrative expenses as a result of the restructuring and decreased interest expense. These improvements were partially offset by reduced revenues from product sales and increased operating costs related to the Peruvian gaming operations. Total revenue decreased 8% to $32.9 million in 1998, compared to $35.6 million in 1997. Total costs and expenses prior to restructuring charges decreased 13% to $26.5 million in 1998, compared to $30.6 million in 1997.

      Including the restructuring charges and the loss on sale of the Brazilian subsidiary, net earnings for the three months ended September 30, 1998 decreased 50% to $1.6 million, or $0.07 per share, compared to net earnings of $3.2 million, or $0.14 per share, for the three months ended September 30, 1997.


PRODUCT SALES

      Revenue from product sales decreased 14% to $13.0 million in 1998 compared to $15.2 million in 1997. The decrease in 1998 was the result of a 13% decrease in machine sales revenue to $10.8 million in 1998 compared to $12.4 million in 1997 and a 22% decrease in ancillary gaming and non-gaming related product sales revenue to $2.2 million in 1998 compared to $2.8 million in 1997.

      New gaming machine shipments decreased 15% to 1,510 machines in 1998 compared to 1,780 machines in 1997. In 1998, 79% of the new machine shipments were to casinos in Arizona, Connecticut,

Iowa, Mississippi and Wisconsin. In 1997, 80% of the new machine shipments were to casinos in Arizona, Louisiana and North Carolina. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

      The cost of product sales decreased 14% to $10.0 million in 1998, from $11.7 million in 1997 as a result of decreased product sales revenue. The gross margin on product sales remained relatively stable at 22.7% in 1998 as compared to 23.0% in 1997.


GAMING OPERATIONS

      Gaming operations revenue decreased 5% to $13.9 million in 1998, from $14.6 million in 1997. This decrease was attributable to the divestiture of the Brazilian gaming operation, partially offset by an increase in revenue from the MISS MARQUETTE. Direct costs of gaming operations decreased 9% to $11.9 million in 1998, compared to $13.0 million in 1997. This decrease was attributed to the divestiture of the Brazilian gaming operation combined with decreased costs at the MISS MARQUETTE, partially offset by increased costs in Peru.

DOMESTIC GAMING OPERATIONS

      MISS MARQUETTE. The MISS MARQUETTE riverboat casino and entertainment facility has 698 machines and 36 table games and is located on the Mississippi River at Marquette, Iowa. Revenue increased 5% to $9.5 million in 1998 compared to $9.1 million in 1997. Direct operating costs decreased 5% to $7.4 million in 1998 compared to $7.8 million in 1997. The improvement in operating performance is primarily the result of the implementation of new marketing strategies and a continuation of cost-containment measures initiated by management in late 1997.

INTERNATIONAL GAMING OPERATIONS

      As discussed on page 10, the Company has divested of its operations in Brazil. The Company is proceeding with its divestiture plans regarding its gaming operations in Peru and Ecuador. Additional losses on divestiture are anticipated as these divestitures are completed.

      PERU. The Company operates gaming halls and route operations in Peru. In the fall of 1996, the Peruvian government announced that it would implement regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government and imposed a 200% increase in the per-machine tax which became effective in October 1996. The Company has not paid any per-machine Federal gaming tax in 1998 due to lower court decisions in Peru holding such a tax to be unconstitutional. The Company has continued to accrue for this tax and had an approximately $1.3 million accrued liability related to this tax on the balance sheet at September 30, 1998. This accrual may be reversed pending a Supreme Court decision in Peru affirming the unconstitutionality of the Federal per-machine gaming tax. However, there can be no assurance that such affirmance will be issued by the Supreme Court.

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

      The number of machines in operation at September 30, 1998 was approximately 1,330 at 14 locations compared to approximately 830 machines at 12 locations at September 30, 1997. Revenue was $3.5 million in both 1998 and 1997. Revenue did not increase proportionately with machines primarily due to increased competitive factors and due to continued economic effects associated with severe weather conditions related to "El Nino." Direct operating costs increased 14% to $3.6 million in 1998 compared to $3.2 million in 1997. This increase is primarily attributed to the increased number of locations and machines in operation in 1998 as compared to 1997.

      BRAZIL. From June 1996 through July 1998, the Company operated a gaming hall in the Arpoador district of Rio de Janeiro with approximately 200 machines (the agreement between the Company and the owners of the gaming hall was revised such that the operation was a route operation of the Company from December 1997 through July 1998). On July 31, 1998, the Company divested its Brazilian gaming operation. As a result of the divestiture, revenue decreased 71% to $0.4 million in 1998 compared to $1.5 million in 1997. Direct costs decreased 71% to $0.4 million in 1998 compared to $1.4 million in 1997.

      ECUADOR. The Company operates a casino in Quito, Ecuador which has 150 machines and 12 table games. Revenue remained steady at $0.5 million in both 1998 and 1997. Direct costs associated with the operation decreased 22% to $0.4 million in 1998 compared to $0.6 million in 1997. In the second quarter of 1998, new regulations, pertaining to minimum capital investment, citizenship of top management and hours of operation among other matters, were issued for the operation of casinos and bingo parlors. Their applicability to the Company's operation are under review by legal advisors in Ecuador.


WIDE AREA PROGRESSIVE SYSTEMS

      Wide area progressive systems revenue grew 2%, rounding to $4.0 million in both 1998 and 1997. Comparing the three months ended September 30, 1998 to the three months ended September 30, 1997, five new systems were in operation; TOTEM POLE, JEOPARDY, and three twenty-five cent WHEEL OF FORTUNE systems; and the number of machines on the systems at September 30, 1998 increased to approximately 1,810 from approximately 1,560 at September 30, 1997. Machine growth outpaced revenue growth due to the fact that during 1998 the Company continued to replace machines on older systems which provide higher margins to the Company with machines on newer systems which provide lower margins to the Company. These newer systems have greater player appeal and acceptance, as well as greater casino acceptance. The Company believes this replacement activity has peaked; therefore, continued machine additions to existing systems along with the introduction of new, innovative systems and the placement of machines and systems in new jurisdictions is anticipated to provide increased future revenue growth. However, there can be no assurance that casinos will continue adding systems and machines and that necessary regulatory approvals will be obtained in prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue from wide area progressive systems.

      At September 30, 1998, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin, and 17 systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, HIGH ROLLERS, WHEEL OF GOLD, TOTEM POLE (which began operating in December 1997), JEOPARDY (which began operating in January 1998), and WHEEL OF FORTUNE in both dollar (one interstate and one intrastate) and twenty-five cent denominations (one interstate and two intrastate, two of which began operating in June 1998 and one of which began operating in July 1998).

FINANCING INCOME

      Financing income results from interest income on notes receivable, fees charged in association with financing arrangements and the Company's portion of the management fee from Harrah's Entertainment, Inc.'s (Harrah's) Phoenix Ak-Chin casino and entertainment facility. Financing income was $1.9 million in both 1998 and 1997.

      The Company recognized revenue of $0.4 million in both 1998 and 1997 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). This fee is earned in conjunction with financing guaranties provided to Harrah's by the Company during the initial development and early phases of the facility. The guaranty expired in 1996 when the loan was paid in full. As consideration for the loan guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract and any extensions thereto. The current management agreement expires December 1999. There can be no assurance that Harrah's management contract will be extended or that the terms of any extension will not be materially changed.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased 17% to $4.1 million in 1998, from $4.9 million in 1997. The decrease is primarily attributed to the restructuring as described on page 10. As a percent of total revenue, selling, general and administrative expenses decreased to 12.4% in 1998 compared to 13.7% in 1997.


RESTRUCTURING CHARGES

      Restructuring charges, primarily related to severance costs, of $1.8 million were incurred in the third quarter of 1998 in conjunction with the Company's restructuring (see page 10 for discussion).


INTEREST AND FINANCING COSTS

      Interest and financing costs decreased 49% to $0.5 million in 1998, from $1.0 million in 1997. The decrease in interest and financing costs was primarily the result of increased cash flows from operations in 1998, which in turn decreased third quarter average borrowings to fund working capital needs as compared to 1997. The Company believes that interest and financing costs may increase in future periods as the Company pursues its growth strategy.


INCOME FROM OPERATIONS

      The cumulative effect of the above described changes resulted in a 10% decrease in income from operations to $4.6 million in 1998, compared to $5.1 million in 1997. As a percent of total revenue, income from operations decreased to 13.9% in 1998, from 14.3% in 1997. The decrease in the operating margin was primarily the result of the restructuring charges, decreased product sales revenue and increased operating costs related to the Peruvian gaming operations, partially offset by improved operating results at the MISS MARQUETTE, decreased selling, general and administrative expenses and decreased interest expense.

      Excluding the restructuring charges, income from operations would have increased 26% to $6.4 million in 1998, and income from operations would have been 19.4% of total revenue in 1998.

OTHER

      On July 31, 1998, the Company recognized a $1.7 million loss on the sale of the Brazilian subsidiary (see note 4 to the financial statements on page 8). Including the restructuring charges and the loss on the sale of the Brazilian subsidiary, earnings before income taxes decreased 44% to $2.9 million in 1998, compared to $5.1 million in 1997. Provision for income taxes was $1.3 million in 1998 as compared to $1.9 million in 1997, representing 44% and 37% of earnings before income taxes for 1998 and 1997, respectively. The increased effective rate in 1998 results primarily from the non-deductibility of a portion of the loss on the sale of the Brazilian subsidiary.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

      Excluding the restructuring charges and the loss on the sale of the Brazilian subsidiary (described in note 4 to the financial statements on page
8), earnings before cumulative effect of accounting change for the nine months ended September 30, 1998 would have increased 79% to $9.8 million, or $0.43 per share, compared to $5.5 million, or $0.24 per share, for the nine months ended September 30, 1997. The primary factors causing the increase in earnings prior to the restructuring charges and the loss on sale of the Brazilian subsidiary were improved operating results at the MISS MARQUETTE, increased wide area progressive systems revenues, increased financing income, decreased selling, general and administrative expenses as a result of the restructuring and decreased interest expense. These improvements were partially offset by decreased operating results in Peru. Total revenue increased 1% to $98.8 million in 1998, compared to $98.1 million in 1997. Total costs and expenses prior to restructuring charges decreased 7% to $83.6 million in 1998, compared to $89.7 million in 1997.

      Including the restructuring charges and the loss on the sale of the Brazilian subsidiary, earnings before cumulative effect of accounting change for the nine months ended September 30, 1998 increased 17% to $6.4 million, or $0.28 per share, compared to $5.5 million, or $0.24 per share, for the nine months ended September 30, 1997.

      On January 1, 1997, the Company recognized a $3.1 million charge (net of $1.3 million income tax effect) related to a cumulative effect of an accounting change as described in Note 2 to the consolidated financial statements.


PRODUCT SALES

      Revenue from product sales decreased 5% to $38.7 million in 1998 compared to $40.8 million in 1997. The decrease was primarily the result of a decrease in ancillary gaming and non-gaming related product sales revenue.

      New gaming machine shipments increased 6% to approximately 4,090 machines in 1998 compared to approximately 3,870 machines in 1997. In 1998, 83% of the new machine shipments were to casinos in Arizona, Iowa, Kansas, Michigan, Minnesota, New Mexico, North Carolina and Wisconsin. In 1997, 66% of the new machine shipments were to casinos in Arizona, Kansas, Louisiana, Michigan and North Carolina. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions. In 1998, the Company sold approximately 230 used machines, compared to approximately 1,820 in 1997.

      The cost of product sales decreased 6% to $29.6 million in 1998, from $31.7 million in 1997 as a result of decreased product sales revenue. The gross margin on product sales increased to 23.6% in 1998 as compared to 22.5% in 1997. The increase in gross margin is due primarily to the sale of $3.4 million of used machines at approximate cost in the first quarter of 1997.


GAMING OPERATIONS

      Gaming operations revenue increased 1% to $41.9 million in 1998, from $41.4 million in 1997. This increase was attributable to an increase in revenue from the MISS MARQUETTE, which was partially offset by reduced revenue in Peru and Brazil. Direct costs of gaming operations decreased 4% to $38.2 million in 1998, compared to $39.9 million in 1997. The decrease was attributed to decreased costs at the MISS MARQUETTE and in Brazil. See pages 11 and 12 for more detailed information regarding specific gaming operations described below.

DOMESTIC GAMING OPERATIONS

      MISS MARQUETTE. Revenue increased 10% to $27.1 million in 1998 compared to $24.6 million in 1997. Direct operating costs decreased 3% to $22.0 million in 1998, from $22.8 million in 1997. The improvement in operating performance is primarily the result of three factors: the implementation of new marketing strategies, a continuation of cost-containment measures initiated by management in late 1997 and an improvement in weather conditions in the first two quarters of 1998 relative to 1997.

INTERNATIONAL GAMING OPERATIONS

      As discussed on page 10, the Company has divested of its operations in Brazil. The Company is proceeding with its divestiture plans regarding its gaming operations in Peru and Ecuador. Additional losses on divestiture are anticipated as these divestitures are completed.

      PERU. Revenue decreased 11% to $9.9 million in 1998 compared to $11.1 million in 1997. The revenue decrease is primarily attributed to increased competitive factors and to economic effects associated with severe weather conditions related to "El Nino." Direct operating costs increased 1% to $11.7 million in 1998 compared to $11.6 million in 1997.

      BRAZIL. The Company divested of its Brazilian gaming operation on July 31, 1998. As a result of the divestiture, revenue decreased 24% to $3.2 million in 1998 compared to $4.2 million in 1997. Direct costs decreased 24% to $3.1 million in 1998 compared to $4.1 million in 1997.

      ECUADOR. Revenue increased 12% to $1.6 million in 1998 compared to $1.5 million in 1997. Direct costs associated with the operation were $1.4 million in both 1998 and 1997.


WIDE AREA PROGRESSIVE SYSTEMS

      Wide area progressive systems revenue increased 18% to $11.6 million in 1998 compared to $9.9 million in 1997. The increase was the result of an increase in both the number of systems offered and the number of machines on such systems (see page 12 for additional discussion).

FINANCING INCOME

      Financing income increased 9% to $6.6 million in 1998 compared to $6.0 million in 1997. This increase is primarily due to an increase in financing fees and interest income recognized in 1998 for arranging financing for casino projects. The Company recognized revenue of $1.3 million in 1998 compared to $1.5 million in 1997 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino (see page 13 for additional discussion).


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased 13% to $13.5 million in 1998, from $15.5 million in 1997. The decrease is primarily attributed to the restructuring as described on page 10. As a percent of total revenue, selling, general and administrative expenses decreased to 13.7% in 1998 compared to 15.8% in 1997.


RESTRUCTURING CHARGES

      Restructuring charges, primarily related to severance costs, totaling $3.0 million were incurred in the first nine months of 1998 in conjunction with the Company's restructuring (see page 10 for discussion).


INTEREST AND FINANCING COSTS

      Interest and financing costs decreased 13% to $2.3 million in 1998, compared to $2.6 million in 1997. The decrease in interest and financing costs was primarily the result of increased cash flows from operations in 1998, which in turn decreased average borrowings to fund working capital needs as compared to 1997. The Company believes that interest and financing costs may increase in future periods as the Company pursues its growth strategy.


INCOME FROM OPERATIONS

      The cumulative effect of the above described changes resulted in a 45% increase in income from operations to $12.2 million in 1998, compared to $8.4 million in 1997. As a percent of total revenue, income from operations increased to 12.4% in 1998, from 8.6% in 1997. The increase in the operating margin was primarily the result of improved operating results at the MISS MARQUETTE, increased wide area progressive systems revenues, increased financing income, decreased selling, general and administrative expenses as a result of the restructuring and decreased interest expense. These improvements were partially offset by the restructuring charges recognized and decreased revenues from gaming operations in Peru.

      Excluding the restructuring charges, income from operations would have increased 81% to $15.2 million in 1998, and income from operations would have been 15.4% of total revenue in 1998.


OTHER

      On July 31, 1998, the Company recognized a $1.7 million loss on the sale of the Brazilian subsidiary (see note 4 to the financial statements on page 8). Other income was $0.1 million in 1998 as compared to $0.6 million in 1997. The decrease in other income resulted from $0.5 million of income recognized in 1997 related to the sale of certain receivables at a premium. Including the restructuring charges and the loss on the sale of the Brazilian subsidiary, earnings before income taxes increased 18% to $10.6 million in 1998, compared to $9.0 million in 1997. Provision for income taxes was $4.2 million in 1998 as compared to $3.5 million in 1997, representing 40% and 39% of earnings before income taxes for 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

      Working capital decreased $1.6 million to $20.0 million during the nine months ended September 30, 1998. This decrease was due to a $10.4 million decrease in current assets which was partially offset by a $8.8 million decrease in current liabilities.


CASH FLOWS

      During the nine months ended September 30, 1998, the Company's cash and cash equivalents decreased $0.7 million to $3.2 million. Cash provided by operating activities was $25.7 million in 1998 compared to $13.1 million in 1997. The cash flows from operations for 1998 were primarily affected by net earnings, depreciation, the non-cash loss on the sale of the Brazilian subsidiary, and changes in receivables, inventories, accounts payable, accrued liabilities and income taxes payable.

      Cash used in investing activities amounted to $14.3 million in 1998 and $7.8 million in 1997. Cash used in investing activities consisted of $10.4 million and $3.9 million advanced on notes receivable primarily for customer financing in 1998 and 1997, respectively; $5.8 million and $7.7 million used to purchase property and equipment in 1998 and 1997, respectively; and $2.4 million invested in a joint venture in 1998 (see capital commitments on next page). The 1998 property and equipment purchases were primarily attributable to costs associated with 1) the development of a new Company-wide information system, and
2) expenditures for gaming operations equipment at the MISS MARQUETTE and in Peru. Cash used in investing activities was partially offset by $3.5 million and $4.0 million in payments received on notes receivable from customer financing in 1998 and 1997, respectively; and $0.6 received on the sale of certain property and equipment in 1998.

      Financing activities used $12.0 million cash in 1998 and $5.8 million in 1997. Cash flows from financing activities in both 1998 and 1997 consisted primarily of proceeds from borrowings on the Company's revolving credit facility, net of principal repayments on the revolving credit facility and other long-term debt. In addition, during 1998, the Company borrowed $1.5 million on a short-term note related to an employee incentive loan plan and in 1997, the Company entered into a sale leaseback transaction involving certain gaming equipment which provided $7.5 million in cash.


INDEBTEDNESS/LINES OF CREDIT

      The Company had $9.9 million of long-term debt outstanding at September 30, 1998. Of that amount, $1.5 million was borrowed under a long-term revolving credit facility from a syndicate of banks. The revolving line has two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and letters of credit, and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Since June 1997, the amount available under Tranche B is being reduced by $1.875 million quarterly. As a result, the maximum credit amount under the revolving credit facility was $38.75 million at September 30, 1998. Tranche A matures in February 1999, plus two one-year renewal options subject to bank approval, and Tranche B matures in February 2001. The unused portion of the revolving credit facility is subject to a commitment fee, based upon a calculation as defined in the revolving credit agreement. Interest is payable based on variable rates which, at the Company's option, are based on the prime rate or a Eurodollar rate plus an applicable margin. Amounts borrowed are secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat. In addition to the loans outstanding, the Company had $8.0 million in letters of credit outstanding at September 30, 1998.

      In July 1997, the Company entered into a sale-leaseback arrangement involving the sale of certain MISS MARQUETTE furniture and equipment for $7.5 million, which approximated book value at the time of sale. The transaction was accounted for as a financing, whereby the property remains on the books and continues to be depreciated. A financing obligation representing the proceeds was recorded and is reduced based on payments made under the arrangement. As of September 30, 1998, approximately $5.9 million related to this financing obligation is included in debt outstanding. The financing arrangement requires the Company to make monthly payments of approximately $233,000 through July 2001. Upon expiration of the arrangement, the Company will own the furniture and equipment.

      Of the remaining $2.5 million of long-term debt, $1.3 million relates to debt payable to the former shareholders of Gamblers Supply Management Company (the Company-owned subsidiary which operates the MISS MARQUETTE), $0.8 million related to various other debt secured by certain property of the MISS MARQUETTE and $0.4 million is secured by certain transportation equipment.

      During 1998, the Company borrowed $1.5 million on a short-term note related to an employee incentive loan plan. This note is due in July 1999.


CAPITAL COMMITMENTS

      In September 1994, Sodak assisted a casino management company, Royal Associates Management, Inc. (Royal), in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan was used to construct Phase II of the Cypress Bayou Casino owned by the Chitimacha Tribe of Louisiana. The loan guaranty agreement was revised in December 1997, allowing Royal to re-borrow prepaid amounts with a maximum allowable loan balance of $4.3 million. In return for the guaranty, the Company receives a loan guaranty fee based on a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of September 30, 1998, the outstanding loan balance was $1.4 million.

      The Company has entered into an agreement with Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, received regulatory approval by the Louisiana Gaming Control Board on September 15, 1998. The project is anticipated to be financed by an equity investment from the Company and Hollywood equal to approximately 25% of the total estimated $185 million project cost; the remaining 75% is anticipated to be financed through a debt offering or other credit facility. During the third quarter of 1998, the Company invested $2.4 million in the joint venture, but has no commitment to invest additional funds until financing for the project is arranged. The debt financing for the project is anticipated to occur in the second quarter of 1999, at which time it is anticipated that the Company and Hollywood would each invest approximately $21 million additional equity in the joint venture. Construction is planned to commence upon finalization of financing arrangements and is expected to take approximately 15 months. However, there can be no assurance that financing arrangements will be obtained.

INTERNATIONAL OPERATIONS

      Approximately 15% of total revenue for the nine months ended September 30, 1998 was derived outside of the United States, compared to 17% for the nine months ended September 30, 1997. International operations are subject to certain risks, including but not limited to unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, and political and economic instability. There can be no assurance that these factors will not have an adverse impact on the Company's operating results. To date, the Company has not experienced significant translation or transaction losses related to foreign exchange fluctuations due to the limited size of its international operations. As the Company completes its Latin American divestitures, exposure to gains and losses on foreign currency transactions will no longer exist.


IMPACT OF INFLATION

      Inflation did not have a significant effect on the Company's operations during the nine months ended September 30, 1998.


YEAR 2000 COMPLIANCE

      The Company has commenced a project to identify, evaluate and implement changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The Company will also be communicating with suppliers, financial institutions and others with which it conducts business to coordinate year 2000 conversions. The total cost of compliance and its effect on the Company's future results of operations will be determined as a part of this project. Based on initial review, the total cost is not expected to exceed $200,000. However, there can be no assurance that the systems of other companies on which the Company may rely will be converted timely or that such failure to convert by another company would not have an adverse effect on the Company's systems.


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

      On September 30, 1994, the Poulus and Ahearn cases were consolidated. On December 9, 1994, the Poulos and Ahearn cases were transferred to the United States District Court for the District of Nevada pursuant to 28 U.S.C. ss. 1404(a). On November 29, 1994, William Poulos filed a second class action lawsuit in the United States District Court for the Middle District of Florida, Case No. 94-1259-CIV-ORL-22 (the Cruise Ship case). The allegations made in the Cruise Ship case are virtually identical to the allegations in the Poulos and Ahearn cases. The defendants in the Cruise Ship case consist of manufacturers and distributors of electronic gaming devices, and the operators of cruise ships and cruise ship casinos where the devices are expose for play by passengers. On September 14, 1995, the Cruise Ship case was transferred to the United States District Court for the District of Nevada pursuant to 28 U.S.C. ss. 1404(a). On September 26, 1995, Larry Schreier filed a class action lawsuit in the United States District Court for the District of Nevada. Except for alleging a smaller and more precisely defined class of plaintiffs, the Schreier case is virtually identical to the Poulos and Ahearn cases. The Poulos, Ahearn, Schreier, and Cruise Ship cases have been consolidated and assigned to visiting United States District Court Judge David A. Ezra. Sodak is a named defendant in the Poulos, Ahearn, and Schreier cases. The plaintiffs allege that the defendants actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act ( RICO ) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            10.15 Agreement between the Company et al. and Pro-Gaming Consultants Ltd et al.

      b.    Reports on Form 8-K

            None.

                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: October 21, 1998





                                        SODAK GAMING, INC.




                                        By:  /s/ Clayton R. Trulson
                                            -------------------------------
                                            Clayton R. Trulson
                                            Vice President of Finance
                                            and Treasurer

                                  EXHIBIT INDEX




                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
------                                                                  ----


10.15     Agreement between the Company et al. and
          Pro-Gaming Consultants Ltd et al.                              24


27        Financial Data Schedule                                        32