Form 10-K
period 1998-12-31
SODAK GAMING INC
filed 1999-03-30
CIK 903856

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998          Commission File No. 0-21754

                               SODAK GAMING, INC.
             (Exact name of registrant as specified in its charter)


                 SOUTH DAKOTA                                    46-0407053
(State or other jurisdiction of Incorporation or             (I.R.S. Employer
                organization)                               Identification No.)

              5301 S. HIGHWAY 16
           RAPID CITY, SOUTH DAKOTA                                 57701
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (605) 341-5400

Securities registered pursuant to Section 12(b) of the Act: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock $0.001 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes __X__       No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $93,391,401 (based on the last sale price of such stock as reported on the Nasdaq National Market).

The number of shares outstanding of the registrant's common stock, as of March 19, 1999, was: Common Stock, $0.001 par value: 22,789,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from the Registrant's definitive Proxy Statements to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business                                                            3

Item 2.    Properties                                                         25

Item 3.    Legal Proceedings                                                  26

Item 4.    Submission of Matters to a Vote of Security Holders                26


                                   PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder       27
               Matters

Item 6.    Selected Financial Data                                            27

Item 7.    Management's Discussion and Analysis of Financial Condition        28
               and Results of Operations

Item 8.    Consolidated Financial Statements                                  41

Item 9.    Changes In and Disagreements With Accountants on Accounting        64
               and Financial Disclosures


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 64

Item 11.   Executive Compensation                                             64

Item 12.   Security Ownership of Certain Beneficial Owners and                64
               Management

Item 13.   Certain Relationships and Related Transactions                     64


                                     PART IV

Item 14.   Exhibits, Consolidated Financial Statement Schedule                64
               and Reports on Form 8-K

           Signatures                                                         67

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Sodak Gaming, Inc. (the Company or Sodak) is a leading distributor and financier of gaming equipment and a broad range of gaming-related products and services and a provider of wide area progressive systems, primarily to Native American casinos. In addition, the Company operates the MISS MARQUETTE riverboat casino entertainment facility (MISS MARQUETTE) in Marquette, Iowa.

     On March 11, 1999, the Company announced that a definitive agreement (Merger Agreement) was signed whereby the Company would be acquired by a wholly-owned subsidiary of International Game Technology (IGT) for $10 per share in cash, totaling approximately $230 million (the Merger). The Company would become a wholly-owned subsidiary under the terms of the Merger Agreement. The transaction is subject to certain conditions, including regulatory approvals, Sodak shareholder approval and IGT obtaining the financing required to fund the transaction. In addition, as a further condition to closing, the Company is expected to divest its wholly-owned riverboat casino entertainment complex, the MISS MARQUETTE, and its 50% joint venture interest to develop a gaming riverboat complex in Louisiana. The holders of a majority of the common stock of the Company have agreed to vote in favor of the Merger. The transaction is expected to close in the second half of 1999.

     In June 1998, the Company announced a corporate restructuring designed to refocus the Company on its core businesses - product sales and wide area progressive systems to Native American casinos - and the MISS MARQUETTE and to limit future pursuit of gaming operations to North America. In connection with the restructuring, the Company divested its Brazil operation in late July 1998. The divestiture of its Peru and Ecuador operations in December 1998 concluded the Company's exit from Latin America.

     Product sales are primarily derived from the sale and distribution of gaming equipment manufactured by IGT under an exclusive distributorship agreement which is in effect through May 2001, at which time it continues for two-year renewal periods unless canceled by either party. The agreement grants the Company the exclusive right to distribute IGT manufactured or assembled gaming machines to casinos located on Native American lands in the United States (except Nevada, New Jersey and Hawaii) and to non-Native American purchasers in South Dakota, North Dakota and Wyoming. The agreement restricts the Company from selling competing products and is subject to review and renewal upon significant change in control of the Company (see "Relationship with IGT" on page 7). The Company anticipates that its product sales activities and markets would be unaffected by the pending acquisition by IGT (as described above).

     The Company also has an exclusive agreement with IGT to provide and market wide area progressive systems to Native American casinos. Wide area progressive systems link gaming machines in various casinos to a central computer which builds a "progressive" jackpot which increases with every wager made throughout the system. The systems are designed to increase gaming machine play for participating casinos by giving players the opportunity to win jackpots substantially larger or more frequent than those available from gaming machines which are not linked to a progressive system. This agreement continues as long as a progressive system is operating. The Company also has an exclusive agreement with IGT to provide and market wide area progressive systems to casinos in Deadwood, South Dakota. The Company anticipates that its wide area progressive systems activities and markets would be unaffected by the pending acquisition by IGT (see page 3).

     The Company has distributorship arrangements with several other manufacturers and suppliers of gaming-related equipment and products.

     The Company provides financing for its product sales and has participated in the development, equipping and financing of gaming ventures, such as the Harrah's Phoenix Ak-Chin casino in Arizona, from which the Company participates in Harrah's management fee.

     In October 1997, the Company entered into an agreement with subsidiaries of Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels (NOP) to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, received regulatory approval by the Louisiana Gaming Control Board in September 1998. The project was anticipated to be financed by an equity investment from the Company and Hollywood equal to approximately 25% of the total estimated $185 million project cost; the remaining 75% was anticipated to be financed through a debt offering or other credit facility. During 1998, the Company invested $2.4 million in the joint venture, but has no commitment to invest additional funds until financing for the project is arranged. The debt financing for the project was anticipated to occur in mid-1999, at which time it was anticipated that the Company and Hollywood each would have invested approximately $21 million additional equity in the joint venture.

     As a condition of the Merger Agreement with IGT (see page 3), the Company is expected to divest its interest in the proposed Shreveport project. The Company and Hollywood each effectively own 50% of the joint venture (subject to a 10% residual interest by NOP in the event the operation is sold to a third party). The Company accounts for the project on the equity method of accounting. Through March 19, 1999, the joint venture has not incurred any significant operating expenses.

BUSINESS STRATEGY

     The Company's business strategy is to maintain its dominant share of gaming equipment sales in the Native American market and to expand its wide area progressive systems. Prior to the Merger Agreement with IGT, the Company also pursued strategies to maintain and increase its gaming operations in expanding domestic gaming jurisdictions and to increase and strengthen its strategic alliances with other companies in the gaming industry. If the pending Merger is consummated (see page 3), the Company would no longer pursue gaming operations.

     The Company's business lines are: (i) product sales; (ii) wide area progressive systems; (iii) gaming operations, which include a riverboat casino; and (iv) financing. Management believes future growth may come from maintaining its dominant market share in gaming machine sales and placing additional wide area progressive systems and additional machines on the systems in Native American casinos. However, there can be no assurance that such growth may occur in the future, due primarily to gaming's dependence on its regulatory status and public acceptance. Under the terms of the Merger Agreement with IGT (see page
3), the Company's prior strategy to pursue gaming operations is expected to cease.


PRODUCT SALES STRATEGY

     The Company believes it will continue to maintain its dominant market share in the distribution of gaming machines to the Native American gaming market. The Company intends to continue assisting new customers by providing gaming machines and ancillary products while assisting existing customers with casino expansions and replacement of older gaming machines. The Company has been selling machines in Native American jurisdictions since 1990. In 1998, the Company maintained its extensive product line of gaming-related and ancillary products and parts. The Company believes that it is positioned to implement its product sales strategy as a result of its excellent reputation in the Native American gaming market coupled with its product lines, marketing expertise and customer assistance and support after the sale. The Company believes these factors would be unaffected by the pending IGT acquisition of the Company (see page 3).

     Sodak believes it holds a competitive advantage in the Native American gaming market due to several reasons, including effective business relationships with Native American tribes, strong business alliances in the gaming industry, its comprehensive offering of products, customer technical support and service, its knowledge and understanding of customer needs, and the offering of creative customer financing. Sodak continues to comply with licensing requirements with states and with resident Native American tribes that have licensing requirements. This enables Sodak to be in a position to distribute gaming machines and related products to Native American tribes as soon as possible following approval of any new tribal-state compacts. At the end of 1998, the Company was licensed in more than 100 jurisdictions.

     The Company has provided funds and legal support to assist Native American tribes in negotiating tribal-state compacts and obtaining regulatory approvals to commence casino operations. In order to develop and enhance its relationships with Native American tribes, Sodak expects to continue to share with Native American tribes its information and knowledge of the Native American gaming industry. The Company continues to provide objective information and support to regulatory entities and legislative bodies.

WIDE AREA PROGRESSIVE SYSTEMS STRATEGY

     The Company's wide area progressive system strategy is to place additional wide area progressive systems and additional machines on such systems in jurisdictions permitting the operation of wide area progressive systems. The Company also seeks to maximize game revenue performance. The Company believes its strategy would be unaffected by the pending IGT acquisition of the Company (see page 3).

     In August 1994, the Company implemented the first federally approved interstate wide area progressive systems for Native American casinos as the exclusive licensing agent for IGT's proprietary systems. The Company believes that as Native American gaming continues to expand and as the gaming public desires higher jackpot payouts, the demand for wide area progressive systems could increase. Consistent with this strategy, the Company introduced eight new systems in 1998: PINBALLMANIA, SLOTOPOLY, SUPERNICKELMANIA, JEOPARDY! (one interstate and one intrastate system for Arizona) and 25(cent) versionS OF WHEEL OF FORTune (one interstate system and intrastate systems for Arizona and for Deadwood, South Dakota). In February 1999, a 25(cENT) Elvis(R) system was added, and in March 1999, an intrastate SLOTOPOLY system for Arizona was added.

     Wide area progressive machines are provided by IGT at no cost to customers. The Company provides wide area progressive ancillary products, such as stands and signage, at no cost to customers. The Company offers an extensive variety of systems, ranging from 5(cent) to $5 in denomination, including eight systems for the popular 25(cent) denomination. Additional systems are anticipated with a continued emphasis on enhanced entertainment value and player appeal. Older systems can experience declines in play level with the introduction of new systems. Consistent with the Company's strategy to maximize game performance, certain systems could be phased out as a result of changes in performance and replaced with newer systems.


GAMING OPERATIONS STRATEGY

     Casino ownership and operations are inconsistent with IGT's business philosophy and strategy. Under the terms of the Merger Agreement with IGT, the Company expects to divest its MISS MARQUETTE gaming operation and will no longer pursue other gaming operations. Prior to signing the Merger Agreement, the Company's gaming operations strategy had been: (i) to continue to improve operating performance and to increase revenue of the MISS MARQUETTE by implementing new cost-saving policies, by enhancing the entertainment and amenity offerings and by implementing new marketing strategies; and (ii) to seek additional opportunities to operate and/or participate in casinos and other gaming entertainment facilities.

     In October 1997 the Company announced it had entered into agreements with subsidiaries of Hollywood and NOP to develop a riverboat casino and land-based facilities in Shreveport, Louisiana. In September 1998, the Louisiana Gaming Control Board (LGCB) granted approval of the transfer of ownership interest in the partnership entity that holds the gaming license for the proposed project from NOP and Hilton Hotels to the wholly owned subsidiaries of the Company, Hollywood and NOP. Furthermore in September 1998, the LGCB granted approval to the Company, Hollywood and NOP to build a $185 million riverboat casino entertainment resort in Shreveport, Louisiana. The project plans approved by the LGCB included land-based facilities encompassing a 65,000 square foot Hollywood theme pavilion, three restaurants, a casino studio store, a 300 to 400 room luxury hotel, a state of the art riverboat casino with 30,000 square feet of gaming space accommodating approximately 1,800 gaming positions, and 2,050 parking spaces with 40,000 square feet of retail and entertainment space on the ground level of the parking structures. As a condition of the Merger Agreement with IGT (see page 3), the Company is expected to divest its interest in this project.

FINANCING STRATEGY

     The Company provides equipment financing to serve customers and to facilitate the sales process. The Company is creative with financing arrangements, allowing customers' repayment schedules to coincide with cash flows of their casino operations. On a case-by-case basis, the Company may provide interim financing for the planning, development and construction phases of casino projects, thereby expediting these projects. The Company expects to continue with creative financing arrangements for equipment sales and on a case-by-case basis may pursue participation arrangements or the financing of gaming development.


ALLIANCES WITH INDUSTRY LEADERS

     The Company had established key alliances with several gaming industry companies as part of its strategy to augment its recurring revenue sources. Among these alliances were IGT, Harrah's, Hollywood and NOP. If the Merger with IGT is consummated, the Company's joint venture interest with Hollywood and NOP is expected to be divested.


RELATIONSHIP WITH IGT

     The Company announced on March 11, 1999, that it had entered into an agreement to be acquired by IGT (see page 3). IGT is one of the largest manufacturers of computerized casino gaming products and operators of proprietary gaming systems in the world. The Company is IGT's largest customer and enjoys a mutually beneficial contractual and business relationship with IGT. Approximately 77% of the Company's product sales in 1998 were derived from the sale of gaming machines manufactured by IGT under its exclusive distributorship agreement with IGT. Pursuant to this distributorship agreement, the Company has agreed not to directly or indirectly solicit orders for, sell, lease or promote the sale of any products that compete with or are similar to products offered by IGT in territories covered under the agreement.

     Sodak's original distributorship agreement with IGT, which was entered into on August 10, 1989, provided the Company with the exclusive right to distribute IGT gaming machines in Deadwood, South Dakota for a one-year period. The distributorship agreement with IGT has been modified several times. The following is a brief description of the current distributorship agreement with IGT.

     Sodak holds the sole and exclusive right to distribute IGT manufactured or assembled gaming devices, slot machines, and IGT-distributed gaming machines designed or manufactured by others (collectively "products"), in North Dakota, South Dakota and Wyoming and for Native American reservations in the United States subject to the following exception: Sodak may not distribute new IGT products to anyone in Nevada, New Jersey and Hawaii. The distributorship agreement with IGT has a three-year term through May 31, 2001 and continues thereafter for consecutive two-year renewals unless canceled by either party.

     Pursuant to its distributorship agreement with IGT, the Company purchases products from IGT at fixed discounts from the then current retail list price as established by IGT from time to time, plus freight and delivery charges. Payment by Sodak for IGT machines must be made in full within 90 days for direct shipments to Sodak customers and 135 days for Sodak stock inventories. Payments made within 20 days of delivery qualify for an additional discount.

     IGT may terminate its distributorship agreement with the Company if any one of the following events occurs: (i) if ownership in or control over the Company is held by or passed to any single person or business entity, which ownership or control in the reasonable belief of IGT materially jeopardizes any IGT license or approval or creates a material conflict of interest in such person or business entity with IGT and its products; (ii) the Company has failed to use its best efforts to attain a reasonable level of sales performance or service of IGT products; (iii) the Company has directly or indirectly offered any non-IGT products which directly compete with IGT products to the extent such competitive activity is prohibited by the distributorship agreement; or (iv) the Company has failed to comply with IGT policies. IGT may only terminate the distributorship agreement after giving the Company 90 days written notice of the event of termination. The Company has 90 days from receipt of IGT's written notice to correct the activity which IGT claims gives rise to termination of the distribution agreement

     IGT may also terminate the distributorship agreement if: (i) the Company is licensed in Nevada as a gaming machine manufacturer or distributor of gaming equipment unless the Company and IGT otherwise agree; or (ii) the Company fails to operate a majority of IGT products at its gaming operations, unless IGT will not sell, lease or otherwise provide IGT products or linked progressive systems to the Company for such operations, or the Company's operation is conducted pursuant to paragraph 1.B. of the distributorship agreement.

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

     The Company also has an IGT Software Distribution and License Agreement, under which the Company is licensed to copy and sell software developed by IGT for use in any IGT 80960 microprocessor platform machine, including "Vision Series," "Game King" and "IGame." The software controls both the base game and the game-within-a-game (also called bonus game) features of the gaming equipment. It can be upgraded as enhancements and new games are introduced. The software agreement presently is scheduled for renewal in May 1999 and is expected to be revised to coincide with the May 2001 renewal date of the exclusive distribution agreement.

     On September 30, 1993, the Company entered into an exclusive distributor agreement with IGT to provide and market IGT's proprietary wide area progressive systems to Native American casinos. This agreement continues as long as any of the progressive systems are operating and obligations under the agreement are being fulfilled. The Company also provides and markets IGT proprietary progressive systems to casinos in Deadwood, South Dakota.


RELATIONSHIP WITH HARRAH'S

     Harrah's, one of the leading casino entertainment companies in the United States, has a 14% equity interest in Sodak. Harrah's and the Company have an Indian Gaming Development Agreement, pursuant to which Sodak has agreed to use its best efforts to identify Native American gaming management contract opportunities in the United States and Canada and inform Harrah's of such opportunities. If Harrah's is selected by the Native American tribe to manage a Native American gaming project presented by the Company, the Company will be entitled to a fee equal to a portion of any casino management fees earned by Harrah's under the applicable management contract, regardless of whether or not the Company participates in the financing of such project. The agreement specifies that Harrah's will assist the Company with the sale and distribution of products in Native American casinos as long as no conflicts of fiduciary obligations exist. The agreement also validates the Company's continued participation in Harrah's management fee in connection with the Harrah's Phoenix Ak-Chin casino entertainment complex in Arizona. To date, the Harrah's Phoenix Ak-Chin is the only casino managed by Harrah's in which the Company participates in Harrah's managment fee.


RELATIONSHIP WITH HOLLYWOOD CASINO CORPORATION AND NEW ORLEANS
PADDLEWHEELS, INC.

     The Company had entered into agreements with Hollywood and NOP in conjunction with the joint venture to develop a riverboat casino and entertainment, lodging, dining and retail facilities in Shreveport, Louisiana. Under terms of the Merger Agreement with IGT (see page 3), the Company is expected to divest its interest in this joint venture.

     Hollywood, a publicly traded company based in Dallas, Texas, owns and operates movie memorabilia-themed gaming entertainment properties and hotels in Tunica, Mississippi, and Aurora, Illinois. NOP, a privately held company, is a tour and excursion vessel operator in Louisiana.

     In October 1997 the Company announced it had entered into agreements with subsidiaries of Hollywood and NOP to develop a riverboat casino and land-based facilities in Shreveport, Louisiana. These agreements were amended in July 1998 to finalize the understanding among the participants in the project. In September 1998, the LGCB granted approval of the transfer of ownership interest in the partnership entity that holds the gaming license for the proposed project from NOP and Hilton Hotels Corporation to the wholly owned subsidiaries of the Company, Hollywood and NOP. Furthermore in September 1998, the LGCB granted approval to the Company, Hollywood and NOP to build a $185 million riverboat casino entertainment resort in Shreveport, Louisiana. The project plans approved by the LGCB included land-based facilities encompassing a 65,000 square foot Hollywood theme pavilion, three restaurants, a casino studio store, a 300 to 400 room luxury hotel, a state of the art riverboat casino with 30,000 square feet of gaming space accommodating approximately 1,800 gaming positions, and 2,050 parking spaces with 40,000 square feet of retail and entertainment space on the ground level of the parking structures.

      Under the agreements, the Company and Hollywood would have each effectively owned 50% of the project, with the exception that NOP would have a 10% residual interest in the project. The Company and Hollywood would have each been allocated 50% of the net earnings of the project. Hollywood would have managed the project pursuant to a long-term management contract. The terms of the management agreement would have called for Hollywood to receive an annual basic management fee equal to 2% of the project's net revenues and a complex annual incentive fee based upon a tiered percentage of operating earnings of the project. NOP would have provided maritime services to the project, for which it would have received a $30,000 monthly maritime services fee.

     Pursuant to the business agreement among the participants in the project, Sodak would have received an annual fee equal to 1% of the net revenues of the proposed project for the first five years of operations and NOP would have received an annual fee equal to 1% of net revenues. Construction would have commenced contingent upon obtaining financing for the proposed project.

GAMING MARKETS

GENERAL

     The U.S. gaming entertainment industry continued to grow in 1998 but at a slower pace than recent years. Native American casinos are a major segment of the industry. According to estimates in a study published by various gaming commissions and trade publications, Native American Class III casinos accounted for approximately $5.1 billion in casino revenue in 1997, an increase of approximately 8% over 1996. Native American casinos accounted for approximately 21% of the $23.9 billion in total U.S. casino revenue. In 1998, 18 states permitted Indian casinos with electronic gaming machines. The Company provides gaming equipment in 16 of those 18 states. The total number of Class III compacts increased to 196 as of February 1999 according to the National Indian Gaming Association.

     The riverboat casino market in 1998 consisted of approximately 80 (including dockside operations) in six states. Other popular forms of wagering include lotteries, bingo, parimutuels, sports bookmaking and card rooms.

     The Company has positioned itself as a major provider of products and systems to the Native American gaming market in the United States. Under the terms of the Merger Agreement whereby the Company would be acquired by IGT (see page 3), the Company is expected to no longer seek opportunities to engage or participate in gaming operations, and the Company is expected to divest its MISS MARQUETTE gaming operation and its 50% joint venture interest to develop a gaming riverboat complex in Louisiana.


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

     Prior to the enactment of IGRA in 1988, Native American casinos were not required to operate under Secretary approved tribal-state compacts. At the end of 1988, no tribal-state compacts had been published by the Secretary and no Native American casinos were operating under approved tribal-state compacts. The number of approved Class III compacts had risen to 196 as of February 1999. As of the same date, there were a significant number of tribal-state compacts under negotiation or renegotiation and in many cases subject to litigation. There are currently approximately 331 federally recognized Native American tribes in 34 of the contiguous United States. As of January 1999, approximately 200 Native American groups were seeking federal recognition as Indian tribes.

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

     On March 27, 1996, the U.S. Supreme Court held in SEMINOLE TRIBE OF FLORIDA
V. FLORIDA ET AL. that states and governors cannot be compelled to negotiate with tribes. The Supreme Court determined that Congress did not have the power to abrogate the state's sovereign immunity to suits by tribes, in essence declaring unconstitutional IGRA's provision that states can be sued for failure to negotiate in good faith. As a result, tribes currently have no legal right to compel a state to negotiate a tribal-state compact. In the same case, however, the Court referenced language in IGRA which provides that the Secretary of the Interior can prescribe regulations governing tribal gaming on tribal lands in the event tribes and states fail to negotiate a compact. The National Governors' Association has asserted that the Secretary has no authority to do so.

     In January 1998, the Secretary published proposed regulations and requested public comment. The proposed regulations provide a process by which the Secretary may prescribe regulations under which a Tribe may operate Class III gaming when an arbitrator or court has determined that a state has failed to negotiate a compact in good faith. Several legislative measures have been introduced in the Congress to temporarily block such regulations. In addition, the Secretary was prohibited by law from taking any definitive action before March 21, 1999. The Congress is currently considering amendments to special appropriations legislation which would extend this prohibition for another eight months.

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

     In March 1998, the Pala Band of Mission Indians signed a compact with the state of California. The compact provides for a total of 19,900 gaming devices in the state, with no more than 975 machines per tribe, subject to renegotiation in March 1999. These machines would have to meet technical specifications that conform to California law, primarily (i) that the machines be linked to a central processing and monitoring system; (ii) that payouts would be "non-banked," that is, payouts are self-funded rather than casino-funded (as is the case with stand-alone slot machines) because they are derived from the amount of play on such systems; and (iii) that the terminals have video screens.

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

     In addition, Initiated Proposition 5 passed with 63% of voters approving the measure in the November 1998 election. This initiative was essentially a mandatory compact between the State of California and Indian tribes permitting gaming devices of unspecified numbers. Proposition 5 has been challenged on constitutional grounds and the California Supreme Court is expected to hear the case soon with an anticipated decision by the third quarter of 1999.

     The Governor of California recently appointed a former federal judge for the 9th Circuit Court of Appeals to negotiate new compacts with the tribes. A group was selected by the California Nations Indian Gaming Association to represent the tribes in the negotiations. These negotiations are proceeding coterminously with the legal challenge to Proposition 5 and the referral of the approval language of the Pala compacts. It is anticipated that these new compacts would be in place and ready for approval should Proposition 5 be ruled invalid.

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

     The 106th Congress may consider legislative action which could potentially affect the manner in which tribal governments conduct business. The chairman of the House Ways and Means Committee is expected to propose a measure to apply the unrelated business income tax (UBIT) principles to tribal operations or to enact an Indian gaming excise tax. The chairman of the Senate Indian Affairs Committee may consider hearings on comprehensive changes to the Indian Gaming Regulatory Act. Amendments to the Indian Gaming Regulatory Act may be proposed by individual Senators, pertaining to regulatory aspects of Indian gaming, but such amendments are not expected to adversely affect the Company's ability to conduct business with tribal governments.

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


WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems link gaming machines in various casinos to a central computer. The systems build large "progressive" jackpots which increase with every wager made throughout the systems. Eventually a jackpot is won, and a new jackpot is created and grows in size as play on the system continues. The systems are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win jackpots substantially larger than those available from gaming machines which are not linked to a progressive system. In 1986, IGT introduced the first electronically-linked, inter-casino gaming machine systems offered to the gaming industry. In 1994, the Company implemented the first federally approved interstate wide area progressive systems as the exclusive licensing agent for IGT's proprietary wide area progressive systems for Native American casinos nationwide. IGT periodically introduces new proprietary systems, which the Company may offer to Native American casinos. The Company expects that its provision of wide area progressive systems would be unaffected by the pending acquisition of the Company by IGT (see page 3).


CASINO GAMING

     Casino or "Las Vegas style" gaming generally involves the operation of slot and video machines, blackjack, poker, craps, roulette, and other table games and gaming devices, in a single facility. The exact types of games used will vary from one market to the next, but casinos generally are distinguished from other types of gaming operations by the fact that they offer both table games and electronic gaming devices in one location. Casino gaming has been allowed in Nevada since 1931 and in Atlantic City, New Jersey since 1978. Native American casinos have been operating under the terms of the Indian Gaming and Regulatory Act since 1989. Limited-stake gaming is permitted in Deadwood, South Dakota, where slot machines, poker and black jack are offered.

RIVERBOAT GAMING

     Since 1991, several states have permitted the establishment of gaming operations on riverboat facilities. Riverboat casinos currently are operating in six states: Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. Approximately 80 riverboat casinos (including dockside facilities) were in operation at the end of 1998 and additional major riverboat operations are scheduled to open in 1999 and 2000.

     The Company owns and operates the MISS MARQUETTE riverboat casino on the Mississippi River in Marquette, Iowa. The operation of the MISS MARQUETTE is subject to a public referendum of Clayton County, Iowa voters in November 2002. Clayton County originally approved such a referendum with an approval of 60.5% of the voters in May 1994 to allow the operation of the MISS MARQUETTE. As a condition of the Merger Agreement with IGT (see page 3), the Company is expected to divest the MISS MARQUETTE.


BUSINESS LINES

     During 1998, the Company derived revenue from the following lines of business: 1) product sales; 2) wide area progressive systems; 3) gaming operations, which include domestic and Latin American operations; and 4) financing income. For the year ended December 31, 1998, Sodak generated revenue from the following sources:

     ------------------------------------------------------------------------
                                                                  PERCENT OF
                                                        REVENUE     OF TOTAL
     SODAK REVENUE BY SOURCE - 1998                 ($ MILLION)      REVENUE
     ---------------------------------------------- ------------  -----------

     Product sales
          Gaming machines                               $  43.4          33%
          Ancillary products and parts                     12.2           9%
                                                    ------------  -----------
              SUBTOTAL, PRODUCT SALES                      55.6          42%

     Wide area progressive systems                         15.2          12%

     Gaming operations
          Domestic gaming operations                       35.9          27%
          Latin American gaming operations (1)             17.5          13%
                                                    ------------  -----------
              SUBTOTAL, GAMING OPERATIONS                  53.4          40%

     Financing income                                       8.3           6%
                                                    ------------  -----------

     TOTAL REVENUE                                      $ 132.5         100%
                                                    ============  ===========
     ------------------------------------------------------------------------
     (1) Operations divested as of December 31, 1998


PRODUCT SALES

     The products presently distributed by the Company can be classified into two categories: gaming machines and ancillary products and parts.

GAMING MACHINES

     The Company distributes IGT-manufactured electronic gaming machines and video gaming machines, with variations of design, payment features and token, coinage and currency acceptance. Under the Merger Agreement announced March 11, 1999, the Company is expected to be acquired by IGT (see page 3). The Company believes that the pending Merger with IGT would not affect its ability to provide quality products and customer service in its markets.

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

     In 1998, IGT introduced additional gaming machines to its product line, including an "S+Limited" series which includes many games offered as a result of IGT's acquisition of Barcrest Limited. Additional games were added to the "Vision" series, which features full-motion video screens and stereo sound systems. The video technology allows for a "game within a game" (also called "bonus game") features that add another dimension of gaming entertainment to the machine play. The screen may also be used to provide information, promotional messages and forms of visual entertainment. The "S+Limited" series combines classic spinning reels with bonus games. IGT also added more features and game choices to its "IGame" interactive multi-game video gaming platform.

     The Company believes its market share exceeds 70% in the Native American gaming jurisdictions it serves. At the end of 1998, it is estimated that the Company had installed approximately 58,600 machines of the total base of approximately 83,100 gaming machines in Native American casinos in the 16 states comprising the Company's distribution territory. Demand for the Company's gaming machines is derived from 1) the establishment of new gaming jurisdictions; 2) the establishment of new casinos in existing jurisdictions; 3) expansions at existing casinos; and 4) the replacement of older machines. Machine replacement is primarily due to economic performance factors as opposed to mechanical performance. The combination of technical advance, new designs, improvement of visual aesthetics, changing tastes and preferences of the gaming public and competitive pressures among casinos contributes to a demand to replace older machines with newer machines. The Company believes that Native American casinos generally will adopt the practice of machine replacement as part of an overall and ongoing practice to offer quality entertainment experiences to their players. However, there is no assurance that the demand for new machines will be stimulated by casinos' desire to aggressively replace older equipment.

GAMING-RELATED AND ANCILLARY PRODUCTS AND PARTS

     The Company provides a full range of gaming related products including gaming machine stands, chairs and stools, custom-designed signs and other products as a complement to its gaming machine sales. Other products include lock assemblies, table games and supplies, coin handling equipment and supplies, carts and banks, and other miscellaneous casino products. Such gaming related products are purchased on a wholesale basis from various manufacturers and distributors. The gaming related products are either shipped directly from such suppliers to Sodak's customers or, particularly in the case of gaming machine stands, are shipped from Sodak's inventory. The Company's customers have not experienced any significant difficulty receiving timely delivery. Because of the generic nature of these products, the Company does not have to rely on a single supplier for any of these goods. In addition, the Company stocks an extensive inventory of replacement parts and supplies for its gaming machines.


PRODUCT SALES, DISTRIBUTION, MARKETING AND SUPPORT

     The Company's sales force consists of six salespersons, each with responsibility for a separate geographic region, and a vice president of sales to oversee its salespersons. The salespersons and vice president of sales are primarily compensated on a commission basis. Salespersons are based in South Dakota, Arizona, Minnesota and Wisconsin. The warehouse facility for gaming machines and main parts inventories is located in Rapid City, South Dakota. A satellite parts warehouse, which opened in February 1999, is located near Wausau, Wisconsin.

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

     Sodak also assists its customers with marketing and casino support services. The Company utilizes a variety of methods to market gaming products, including the publication of a guide to the Native American gaming business, advertisements in industry trade publications and participation in select trade shows. The marketing and casino support services departments have responsibility for generating and tracking demographic data, assisting customers in the design and casino floor layout of their casinos based on the proposed slot mix, and providing general support services to the sales force. Marketing personnel assist customers with the coordination of casino design and themes. In summary, the Company assists customers with market research, custom designs, casino floor layouts, product recommendations and strategies that are geared toward optimizing earnings at their casinos. The Company also offers its customers creative financing arrangements to facilitate the product sales function (see "Financing Income," page 21).

     The Company considers customer service an important aspect of the overall sales and marketing strategy. Company representatives are present at the customer's location at the time of delivery of the gaming machines to install the machines, to perform quality assurance testing, and to provide training relating to the machines. The Company provides a 90 day parts and service warranty for all gaming machines. The Company offers, for a fee, to service the gaming machines it distributes. In addition, the Company provides a toll-free 24-hour service and support "hot line" to assist casino technicians with troubleshooting and identification of problems with equipment and systems. The Company conducts semi-annual site visits to assure a high quality level of service and support to casinos.

     The Company employs a staff of approximately 12 regional technical representatives located in nine states to assure a rapid response to customer requests for assistance and service. In February 1999, the Company opened a regional customer service center near Wausau, Wisconsin, to serve casinos in Minnesota, Wisconsin and Michigan. Another regional customer service center is anticipated to open in the second quarter of 1999, serving casino customers in Arizona and New Mexico.

     The Company also provides customers extensive technical training. Educational programs are offered to keep casino technicians up to date on machine technology and procedures to maintain and repair them. In addition, extensive training materials are provided in the form of bulletins, technical newsletters, customer notifications and other documents. The Company launched a World Wide Web Internet site -- www.sodak-gaming.com -- in the summer of 1998 to facilitate the transfer of both marketing and technical information to customers. This web site incorporates a link to IGT's web site, www.igtgame.com, which also is a resource for extensive technical information and assistance to the Company's customers.

     The Company believes it enjoys a competitive advantage in the Native American gaming market due in large part to the Company's marketing strategy. The Company's marketing and sales efforts begin long before the advent of any contractual relationship. Sodak's sales and marketing strategy includes placing its salespeople in their designated regions before tribal-state compact negotiations begin and providing assistance to the Native American tribes on an as needed basis. The Company believes that it is one of the best sources for current information and statistics on the Native American gaming industry. It shares this knowledge without charge with the Native American tribes who participate, or are considering participating, in the gaming industry.

     The Company has sold gaming machines and related products to compacted Native American casinos in the following 16 states: Arizona, Colorado, Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Carolina, North Dakota, Oregon, South Dakota and Wisconsin. The Company also has sold gaming machines and related products to First Nations casinos in Ontario and Saskatchewan, Canada. In 1998, the Company was also active in states where compacts were under negotiation, pending approval or undergoing legal action, including Arizona, California, Indiana, Massachusetts, Michigan, New Mexico, New York, South Dakota, Washington and Wisconsin. In addition, the Company intends to continue to engage outside legal counsel and consultants for monitoring of regulatory issues in an attempt to facilitate the tribal-state compacting process in several states. The Company believes that its sales and marketing strategy fosters an early and trustful relationship with the Native American tribes and that this relationship gives Sodak an advantage over its competitors. The Company intends to continue its regulatory and legal support efforts to facilitate future tribal-state compacting processes.

     The Company has distributed gaming equipment to 90 Native American gaming customers. In 1998, approximately $53.9 million or 97% of the Company's product sales were derived from Native American gaming and approximately 88% of machine shipments were to Native American casinos in Arizona, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Carolina and Wisconsin. The Company expects its future sales may be concentrated in other states as compacts become effective and new casinos become operative in those states.


WIDE AREA PROGRESSIVE SYSTEMS

     The Company offers wide area progressive systems as the exclusive licensing agent for IGT's proprietary wide area progressive systems for Native American casinos in jurisdictions which allow such systems and to casinos in Deadwood, South Dakota. Pursuant to the Merger Agreement announced March 11, 1999, the Company is expected to be acquired by IGT in the last half of 1999 (see page 3). The Company believes that pending Merger with IGT would not affect its ability to provide systems and customer service in its markets.

     The number of machines on Native American wide area progressive systems was approximately 2,000 at December 31, 1998 compared to approximately 1,700 at December 31, 1997. In 1998, the Company offered wide area progressive systems in 12 states: Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At December 31, 1998, 21 systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, dollar-denominated WHEEL OF FORTUNE (one interstate and one intrastate), 25(cent)-denominaTED WHEEL OF FOrtune (one interstate and two intrastate), HIGH ROLLERS, WHEEL OF GOLD, JEOPARDY!(one interstate and one intrastate), TOTEM POLE, PINBALLMANIA, SLOTOPOLY and SUPERNICKELMANIA. In February 1999, an interstate 25(cENT) Elvis(R) system became operational and in March 1999, an intrastate SLOTOPOLY system for Arizona was added.

     Wide area progressive machines are provided by IGT at no cost to customers and the Company provides wide area progressive ancillary products, such as stands and signage at no cost to customers. The Company offers an extensive variety of systems, ranging from 5(cent) to $5 in denomination, including eight systems for the popular 25(cent) denomination. Additional systems are anticipated with a continued emphasis on enhanced entertainment value and player appeal. Older systems can experience declines in play level with the introduction of new systems, and certain systems could be phased out as a result of changes in performance.

     To support its wide area progressive systems, the Company has a vice president overseeing a staff of two salespersons, a marketing specialist, a systems supervisor with a 24-hour monitoring staff of approximately 18 employees, a financial analyst, and an administrative assistant. In addition, approximately 12 regional technical representatives are available to provide field service and assistance to keep machine performance at an optimum level. The Company is responsible for obtaining contracts to place systems at new casinos, introducing new systems to casinos offering wide area progressives, and providing marketing information and support to all wide area progressive systems customers. The Company also provides for the verification of primary jackpots. The Company's financial analyst provides customers with studies to optimize the earning power of such systems relative to their entire casino floor. The Company also utilizes resources of other corporate departments to provide technical and promotional assistance of systems.

     Primary jackpot awards vary among the systems. Several are annuities and paid over a 20- to 25-year period, depending on the system. Beginning in 1998, primary jackpot winners are given the option to select between a discounted single lump-sum payment or the annuity offered by the system. Two systems introduced in 1998 feature progressive jackpots that are single payments and not multi-year annuities. Primary jackpots have minimum, or reset, amounts that range from $100,000 to $1.5 million. Through March 19, 1999, these systems had awarded more the $153 million in primary jackpot amounts to more than 300 players.

     Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems in 1999 as it proceeds with its strategy to place additional systems and additional gaming machines on the systems in jurisdictions currently permitting the operation of wide area progressive systems. The Company believes additional jurisdictions may authorize the operation of such systems, thereby enabling additional growth. However, there can be no assurance that necessary regulatory approvals will be obtained in those prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue. The Company expects that its provision of wide area progressive systems would be unaffected by the pending acquisition of the Company by IGT (see page 3).

GAMING OPERATIONS

     Under terms of the Merger Agreement whereby the Company is expected to be acquired by IGT in the last half of 1999 (see page 3), the Company is expected to divest its MISS MARQUETTE gaming operation and its interest in a joint venture to develop a riverboat casino entertainment, lodging, dining and retail complex in Shreveport, Louisiana. If the pending Merger is consummated, the Company does not expect to pursue other gaming operations.


MISS MARQUETTE

     In 1994, the Company acquired and refurbished the MISS MARQUETTE riverboat and leased it to Gamblers Supply Management Company (GSMC), an unrelated third party, who operated the MISS MARQUETTE riverboat casino entertainment facility. On July 1, 1996, the Company acquired all of the outstanding shares of common stock of GSMC and assumed operational responsibilities of the MISS MARQUETTE riverboat casino entertainment facility. The acquisition was accounted for using the purchase method of accounting, and accordingly the consolidated statements of operations include the results of operations of GSMC beginning on July 1, 1996.

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

     The MISS MARQUETTE has 698 gaming machines and 36 table games and is located on a picturesque stretch of the Mississippi River in Marquette, Iowa. The 228-foot riverboat, with 18,747 square feet on three levels, has a capacity of 1,125 passengers and cruises the Mississippi, weather permitting.

     Since assuming full responsibility for the MISS MARQUETTE'S operation, a number of steps have been implemented to improve the financial performance, including the replacement of top management in the first quarter of 1998 and implementation of cost-saving policies and new marketing strategies.

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


LATIN AMERICAN GAMING OPERATIONS

     In June 1998, the Company announced a corporate restructuring designed to refocus the Company on its core businesses - product sales and wide area progressive systems to Native American casinos - and the MISS MARQUETTE and to limit future pursuit of gaming operations to North America. In connection with the restructuring, the Company divested its Brazil operation in late July 1998 and its Peru and Ecuador operations in December 1998, concluding the Company's exit from Latin America.

     PERU. The Company divested its Peru operation, which consisted of gaming halls and route operations, in December 1998. The divestiture resulted in fourth quarter 1998 pre-tax charges of approximately $8.8 million.

     ECUADOR. The Company divested its Ecuador operation, which consisted of a casino with 150 machines and 12 table games in Quito at the Crowne Plaza Hotel in an agreement effective December 31, 1998. The divestiture resulted in fourth quarter 1998 pre-tax charges of approximately $1.7 million.

     BRAZIL. The Company in July 1998 divested its Brazil operation, which consisted of a route operation providing approximately 170 machines to a gaming hall in the Arpoador district of Rio de Janeiro. The divestiture resulted in third quarter 1998 pre-tax charges of approximately $1.7 million.


OTHER

     PROPOSED SHREVEPORT RIVERBOAT CASINO, LODGING, DINING AND RETAIL COMPLEX. In September, 1998, the LGCB granted approval to the Company, Hollywood and NOP to build a riverboat casino entertainment resort complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, entails land-based facilities encompassing a 65,000 square foot Hollywood theme pavilion, three restaurants, a casino studio store and 300 to 400 room hotel with suites. The proposed riverboat casino is to be a state of the art vessel with 30,000 square feet of gaming space accommodating approximately 1,800 gaming positions. Finally, the proposed project includes 2,050 parking spaces with 40,000 square feet of retail and entertainment space on the ground level of the parking structures. As a condition of the agreement to be acquired by IGT (see page 3), the Company is expected to divest its interest in this project.

     The facility would be constructed on a city-owned site located in downtown Shreveport on the waterfront, adjacent to the existing Harrah's casino complex. The project would be managed by an affiliate of Hollywood under a long-term management agreement and would be themed similar to the

Hollywood properties in Tunica, Mississippi and Aurora, Illinois. The project was anticipated to be capitalized with equity equal to 25% of the project costs, with the remainder of the project being funded from debt financing. The Company and Hollywood each would have provided approximately one-half of the equity capital for the project.

     The Company's participation in the project was contingent upon 1) the joint venture's obtaining the necessary non-recourse high-yield debt financing on terms and conditions acceptable to the Company; 2) receiving all necessary permits and approvals from all regulatory/governing authorities for the construction of the complex; and 3) obtaining a guaranteed maximum price contract for the construction of the complex. There was no assurance that these contingencies would occur. Furthermore, the high-yield markets have been volatile and unpredictable over the past twelve months and are expected to remain so for the foreseeable future, which may effect the ability of the joint venture to obtain the necessary non-recourse high-yield debt financing for the project. Construction of the project would not begin until these contingencies had been satisfied.

     CZECH REPUBLIC TV BINGO LOTTERY. In 1994, Sodak entered into an agreement with T.V. Bingo, s.r.o. and its management company, Double Eagle Entertainment Corporation, to become the exclusive supplier of all gaming-related supplies, including lottery tickets and equipment, for a television bingo lottery system in the Czech Republic. In connection with the supply and services agreement, Sodak was to receive a percentage of TV Bingo's revenue from lottery ticket sales beginning in May 1995. The Company had advanced development funding and had provided lottery tickets as part of its supply and service obligations under the agreement. The television bingo lottery project was canceled and ceased production in 1996. The Company in the third quarter of 1996 wrote off $2.7 million of receivables relating to its development.


FINANCING INCOME

     As part of its product sales strategy, the Company provides financing, primarily equipment financing, to Native American casinos. The Company has taken a creative financing approach which structures the terms of loans to the cash flow performance of casino operations. The Company has also been willing to provide 100% equipment financing to make casino projects feasible when no start-up capital or alternative financing arrangements were available. In addition to equipment financing, the Company, on a case-by-case basis, has provided financing guaranties and interim financing for the planning, development and construction phases of casino projects, thereby expediting these projects. These arrangements are sometimes linked to participations which provide recurring revenue to the Company. If the pending Merger with IGT is consummated (see page 3), the Company expects to continue with creative financing arrangements for equipment sales and on a case-by-case basis may consider participation arrangements or the financing of gaming development.

     In spite of the uncertainties of financing arrangements with Native American tribes, the Company believes that providing financing to Native American tribes has been an important part of its marketing strategy. Because the revenue generated from Native American casinos has been large in relation to the cost of the gaming equipment, Sodak believes that the risks associated with 100% financing arrangements that allow Native American tribes to pay for gaming equipment from future cash flow have been acceptable and manageable. Where repayment has been over a period of more than 90 days following the sale of equipment, the Company has taken steps it believes were reasonably available to preserve its right to repossess the equipment in the event of a default in payment by the tribe. Nevertheless, the Company has confronted all the usual risks associated with financing activities. As of December 31, 1998, the Company had not experienced any significant losses associated with these risks.

     The Company offers various deferred payment arrangements to its gaming equipment customers, including installment sales contracts. Cash contracts generally require payment within 90 days of delivery of the equipment. Certain cash contracts require a down payment prior to delivery. Installment contracts require payments on the gaming machines over a period generally ranging from one to three years, which payments include a principal component and interest component. The Company generally charges an interest rate on its customer financing of one to four percentage points over the prime lending rate. In each of the years ended December 31, 1998, 1997, and 1996, the Company financed approximately 11%, 34% and 22%, respectively, of its product sales.

     In the near term, management believes that repayment terms on its sales contracts will continue to be approximately one to three years and that interest charges on its sales contracts will continue to be approximately one to four percent above the prime lending rate.


PARTICIPATIONS INVOLVING NATIVE AMERICAN CASINOS

     The Company has participated in ventures to finance the development, interim construction and equipping of Native American casinos. Financing arrangements were in conjunction with management contracts entered into between the casino manager and the tribes owning such casinos or with the tribes or their management companies directly. The Company has loaned money or guaranteed third party loans. For its involvement, the Company has received inducement payments, financing and guaranty fees or participations in the payments made by a tribe under its management agreement. The Company may on a case-by-case basis consider participation arrangements or the financing of gaming development.

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

     The Company is from time to time presented with opportunities to participate in the planning, development and financial arrangements of Native American casinos. In recent years, the Company entered into the following Native American casino projects:

     HARRAH'S PHOENIX AK-CHIN. Harrah's manages and operates the casino and entertainment complex owned by the Ak-Chin Community near Phoenix, Arizona. Sodak assisted Harrah's with financial arrangements for the project, serving as a guarantor for one-half of a third party loan of $26.2 million to finance the costs to develop, construct and equip the casino. The loan has been fully repaid. As consideration for the loan guaranty and other assistance the Company provided Harrah's in obtaining the management agreement, the Company receives 4% of the distributable net income of the gaming operation over the term of the management contract. The current management agreement expires December 1999. The Company will participate in any extensions to the management agreement between the shareholder and the Native American tribe.

     CYPRESS BAYOU CASINO. In September 1994, Sodak assisted a casino management company, Royal Associates Management, Inc. (Royal), in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan was used to construct Phase II of the Cypress Bayou Casino owned by the Chitimacha Tribe of Louisiana. The loan guaranty agreement was revised in December 1998, allowing management to borrow back prepaid amounts with a maximum allowable loan balance of $3 million. In return for the guaranty, the Company receives a loan guaranty fee based on a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of December 31, 1998, the outstanding loan balance was $0.9 million.

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

     SAC & FOX NATION OF MISSOURI. In November 1997, the Company entered into a $15.1 million Construction Loan and Refinancing Agreement with MDC to fund gaming equipment and casino development for Phase II of the Sac & Fox Nation's casino project in Brown County Kansas. The $15.1 million is comprised of $8.6 million bank debt refinancing, $1 million product sales financing, $4 million loan for development of Phase II of the casino project and $1.5 million transaction and financial services fees payable to the Company for entering into the Agreement. The $15.1 million note carries an interest rate of 11.5% interest and is payable in 60 equal monthly installments beginning February 1998. The $1.5 million transaction and financial service fees is being recognized as financing income over the 60 month term of the note.

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

     The Company believes it distinguishes itself from its competition on the basis of its effective business relationships with customers, its gaming equipment offerings, the quality and extensiveness of its product lines, delivery time, the level of technical support and service provided, and the legal, regulatory and government relations assistance provided. The Company also believes that its good working relationships with tribes and its ability to provide financing for the equipment it distributes distinguishes the Company from its competitors. The Company's competitors in gaming machine sales are Anchor Gaming (Anchor), Aristocrat Leisure Limited (Aristocrat), Bally Gaming, Inc. (Bally), a subsidiary of Alliance Gaming Corporation, Casino Data Systems
(CDS), Mikohn Gaming (Mikohn), Sigma, Video Lottery Consultants (a subsidiary of Powerhouse Technologies, Inc.), Universal, and WMS Industries.


WIDE AREA PROGRESSIVE SYSTEMS

     The primary factor influencing the play on progressive systems is enhanced player appeal resulting from the large jackpot payouts. The systems also appeal to the casino operator due to the games' earning premiums and because they emphasize strong security and control features. The Company believes its market share exceeds 90% for wide area progressive systems in Native American jurisdictions.

     The Company's current competition in wide area progressive systems is CDS. CDS offers the "Xtreme" game in 25(cent) and 5(cent) denominations, which compete with some of the Company's 10 systems in those denominations.

     Several companies are potential competitors, including Bally, WMS and Anchor. Bally could become a competitor in the progressive systems business due to the expiration of an agreement between IGT and Bally in December 1997. In 1992, IGT and Bally settled a lawsuit relating to a United States patent owned by IGT. Under the terms of the expired settlement agreement, Bally had been precluded from producing and marketing wide area progressive system machines. WMS Industries could become a competitor with its "Monopoly" game, which was introduced in other jurisdictions in 1998. Anchor's stand-alone version of games, such as "Totem Pole" and "Wheel of Gold," also compete in this market. Depending on regulatory approval and on public acceptance, these systems or others could become available at Native American casinos where such systems are approved by regulators.

     The Company provides marketing and advertising support for its wide area progressive systems and competes on the basis of the progressive systems' brand names, product quality and reliability, large jackpot awards, the frequency of jackpot "hits," and player appeal.

RIVERBOATS

     The riverboat and dockside casino market is highly competitive. As of December 31, 1998, approximately 80 such casinos were in operation in the United States. They were located in Illinois, Indiana, Iowa, Louisiana, Mississippi and Missouri. Approximately six riverboats are located on the Mississippi River along the Illinois-Iowa and Iowa-Wisconsin borders. The MISS MARQUETTE is located the farthest north of the Mississippi River-based riverboats. One riverboat, the DIAMOND JO, is docked in Dubuque, Iowa, approximately 50 miles south of the MISS MARQUETTE. In addition, the Dubuque vicinity has a greyhound dog racing track which now has gaming machines competing with area casinos. Under terms of the Merger Agreement with IGT (see page 3), the Company is expected to divest its MISS MARQUETTE gaming operation and would no longer pursue other gaming operations.

     The Shreveport/Bossier City riverboat casino market is located in northwest Louisiana and serves the northwestern Louisiana and Dallas metro area markets. Gaming began in this market in April of 1994, with the opening of the Harrah's property. At the end of 1998, there were four riverboat casinos in operation, with a total of approximately 5,200 gaming positions. In late 1997, the Binion's Horseshoe in Bossier City opened a luxury 606-room hotel and expanded pavilion. In January 1998, Binion's put into service a new gaming vessel with approximately 1,750 gaming positions, increasing the market supply by more than 500 gaming positions. The Shreveport/Bossier City market has been the highest performing gaming market in the state of Louisiana, currently supplying 35% of the state's total gaming positions and generating nearly 50% of the state's total annual gaming revenues. Under terms of the Merger Agreement with IGT (see page 3), the Company is expected to divest its interest in this joint venture project and would no longer pursue other gaming operations.


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


ITEM 2. PROPERTIES

     The company owns a 95,000 square-foot corporate headquarters, systems operations, and warehouse facility in Rapid City, South Dakota. The Company also owns properties in Marquette, Iowa, consisting of the MISS MARQUETTE riverboat casino, which has 698 machines and 36 table games on an 18,747 square foot vessel, a 24-room hotel, parking lots, marina, restaurant, lounge and other support facilities.

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

     On September 30, 1994, the Poulus and Ahearn cases were consolidated. On December 9, 1994, the Poulos and Ahearn cases were transferred to the United States District Court for the District of Nevada pursuant to 28 U.S.C. ss. 1404(a). On November 29, 1994, William Poulos filed a second class action lawsuit in the United States District Court for the Middle District of Florida, Case No. 94-1259-CIV-ORL-22 (the Cruise Ship case). The allegations made in the Cruise Ship case are virtually identical to the allegations in the Poulos and Ahearn cases. The defendants in the Cruise Ship case consist of manufacturers and distributors of electronic gaming devices, and the operators of cruise ships and cruise ship casinos where the devices are exposed for play by passengers. On September 14, 1995, the Cruise Ship case was transferred to the United States District Court for the District of Nevada pursuant to 28 U.S.C. ss. 1404(a). On September 26, 1995, Larry Schreier filed a class action lawsuit in the United States District Court for the District of Nevada. Except for alleging a smaller and more precisely defined class of plaintiffs, the Schreier case is virtually identical to the Poulos and Ahearn cases. The Poulos, Ahearn, Schreier, and Cruise Ship cases have been consolidated and assigned to visiting United States District Court Judge David A. Ezra. Sodak is a named defendant in the Poulos, Ahearn, and Schreier cases. The plaintiffs allege that the defendants actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act ( RICO ) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1 billion and are asking that any damage awards be trebled under applicable federal law.

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

     Procedural and discovery issues are ongoing. The Company believes the Consolidated action is without merit. The Company is vigorously pursuing all legal defenses available to it and is participating in the defense through counsel and the defendants steering committee created pursuant Court Order.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market under the symbol SODK. A two-for-one stock split of the Company's common stock was effected September 27, 1996. The following table sets forth the high and low sales price of the common stock (adjusted to reflect the aforementioned stock split) on the Nasdaq composite tape:

           --------------------------------------------------------------------
                                           1998                   1997
                                    ------------------    ---------------------
                                    High      Low         High       Low
                                    --------  --------    ---------  ----------

           First Quarter           $7 13/16    6 1/4       18 3/8     10 1/2
           Second Quarter           7 1/8      5 7/8       16 5/8      9 7/8
           Third Quarter            7 5/8      5 5/8       15 3/8      9 15/16
           Fourth Quarter           8 15/16    5 1/4       14 3/8      5 3/8
           --------------------------------------------------------------------

     As of March 19, 1999 there were approximately 4,200 beneficial owners of Sodak Gaming, Inc.'s common stock. The closing price of the Company's common stock on March 19, 1999 was $8 3/4 .

     The Company did not pay cash dividends in 1998 or 1997 and does not anticipate paying cash dividends in the near future.

     The Company's registrar of stock and transfer agent is Norwest Bank Minnesota, N.A., Stock Transfer Department, P.O. Box 64854, South St. Paul, MN 55164-0854; telephone (651) 450-4064.


ITEM 6. SELECTED FINANCIAL DATA
     The following table summarizes selected items from the Company's Consolidated Financial Statements as of and for the years ended December 31:

          In thousands, except per share amounts         1998       1997         1996        1995         1994
          ------------------------------------------------------------------------------------------------------
          Revenue                                   $  132,554    137,578      154,587      93,172       84,469
          Income (loss) from operations                 17,219       (223)      20,901      20,059       14,754
          Earnings (loss) before cumulative
             effect of accounting change                 2,686       (576)      13,233      12,893        9,897
          Net earnings (loss)                            2,686     (3,707)      13,233      12,893        9,897
          Earnings (loss) per share before
             cumulative effect of accounting change       0.12      (0.02)        0.58        0.57         0.44
          Earnings (loss) per share, basic and
             diluted                                      0.12      (0.16)        0.58        0.57         0.44
          Working capital                               34,812     21,571       37,728      37,501       29,703
          Total assets                                 140,508    165,156      169,475     138,055      118,083
          Long-term debt                                 4,366     19,818       27,189      18,044          600
          Shareholders' equity                         106,996    101,798      106,431      94,261       81,357

          ------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company's core business is distributing gaming equipment and ancillary products and providing wide area progressive systems primarily to Native American casinos. The Company also operates the MISS MARQUETTE riverboat casino and entertainment facility located on the Mississippi River at Marquette, Iowa. Other business activities include a participation in Harrah's Entertainment, Inc.'s (Harrah's) management fee from Harrah's Phoenix Ak-Chin casino in Arizona and income from financing product sales and casino ventures. Further, the Company has entered a joint venture with subsidiaries of Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels (NOP) to develop a hotel, dining, retail and riverboat casino entertainment complex on the Red River in downtown Shreveport, Louisiana.

     On March 11, 1999, the Company announced that a definitive agreement was signed whereby the Company would be acquired by a wholly-owned subsidiary of IGT for $10 per share in cash, totaling approximately $230 million. The Company would become a wholly-owned subsidiary under the terms of the agreement. The transaction is subject to certain conditions, including regulatory approvals, Sodak shareholder approval and IGT obtaining the financing required to fund the transaction. In addition, as a further condition to closing, the Company is expected to divest its wholly-owned riverboat casino entertainment complex, the MISS MARQUETTE, and its 50% joint venture interest to develop a gaming riverboat complex in Louisiana. The holders of a majority of the common stock of the Company have agreed to vote in favor of the Merger. The transaction is expected to close in the second half of 1999.

     The Company also operated a casino and various gaming hall and route operations in certain Latin American countries from May 1995 through December 1998. In June 1998, the Company announced a corporate restructuring designed to refocus the Company on its North American businesses described in the preceding paragraph. As part of the restructuring, the Company divested its Latin American gaming operations in Peru, Ecuador and Brazil. As of December 31, 1998, the restructuring was complete, and all Latin American operations were divested (see
Note 2, page 50). In 1998, the Company recorded restructuring charges of approximately $2.1 million, net of income tax benefits of approximately $1.2 million, as well as a loss on divestiture of the Latin American operations of approximately $8.5, net of income tax benefits of approximately $3.7 million.


RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1998
COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     The year 1998 reflected net earnings of $2.7 million, or $0.12 per share, basic and diluted, compared to a ($3.7) million loss, or ($0.16) per share, basic and diluted, in 1997. During 1998, the Company recorded restructuring charges related to a Company-wide restructuring and incurred a loss on divestiture of its Latin American operations as described in the introduction above. The combination of these charges reduced 1998 earnings by ($0.46) per share. In 1997, the Company recognized charges for the following: 1) an accounting change related to pre-opening and start-up costs; 2) impairment of certain long-lived assets; and 3) inventory reserves and charges related to Latin American operations. The combination of these charges reduced 1997 earnings by ($0.55) per share.

     Excluding these charges in 1998 and 1997, the Company improved operating income significantly in 1998. The improvement in operational results was due primarily to improved operating performance from the Company's North American business segments; product sales, wide area progressive systems and the MISS MARQUETTE. Also contributing to the improved operating income were decreased selling, general and administrative expenses, decreased depreciation and amortization, and decreased interest and financing costs. Finally, pre-divestiture 1998 Latin American operational results, while still producing an operating loss, were better than those experienced in 1997.

     Total revenue decreased 4% to $132.6 million in 1998, compared to $137.6 million in 1997. The decrease is primarily attributed to decreased revenue from sales of used machines, and decreased revenue from Latin American gaming operations as a result of the divestitures, partially offset by increased revenue from wide area progressive systems, the MISS MARQUETTE and financing income. Total costs and expenses, which includes the restructuring charges in 1998 and the impairment and other charges in 1997, decreased 16% to $115.3 million in 1998 compared to $137.8 million in 1997.


PRODUCT SALES

     Despite a 10% decrease in new machine shipments, revenue from new machine sales increased 4% to $43.0 million in 1998 compared to $41.6 million in 1997. Higher per unit prices in 1998 are a reflection of the introduction of new and innovative machines designed to generate greater player appeal. Revenue from ancillary gaming and non-gaming product sales decreased 18% to $12.2 million in 1998 compared to $14.9 million in 1997, primarily due to the decreased number of machine placements. In 1998, the Company continued its strategy of being a full-service provider to its customers by offering an extensive product line that included gaming related and non-gaming related products and supplies.

     Total revenue from product sales decreased 10% to $55.6 million in 1998 compared to $61.7 million in 1997, primarily due to a decrease in used machine sales to $0.4 million in 1998 compared to $5.3 million in 1997. In 1998, the Company sold approximately 200 used machines, compared to approximately 1,800 used machines in 1997. Due to low margins associated with used machine sales, the Company generally no longer accepts used machines on trade when selling new machines to its customers. However, in association with the sale of new machines to its customers, the Company does facilitate the sale of its customers' used machines. In such situations, the Company recognizes no revenue or cost in association with the facilitation of the used machine transactions.

     New gaming machine shipments decreased 10% to approximately 5,600 machines in 1998 compared to 6,200 machines in 1997. In 1998, 35% of new machine shipments were to casinos in Arizona and Michigan and another 53% of new machine shipments were to casinos in Iowa, Kansas, Louisiana, Minnesota, New Mexico, North Carolina and Wisconsin. In 1997, 33% of new machine shipments were to casinos in Arizona and New Mexico and another 49% of new machine shipments were to casinos in Kansas, Louisiana, Michigan, Minnesota and North Carolina. The Company believes that new unit shipments in 1999 could exceed 1998 new unit shipments based on expected new casino developments and planned expansions. Furthermore, the Company believes that machine replacements could accelerate based on the age of the installed Native American machine base. However, growth in gaming and the machine replacement market in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

     The cost of product sales decreased 11% to $43.0 million in 1998, from $48.3 million in 1997. The decrease is primarily attributable to the decreased volume of used machine and ancillary product sales. The gross margin on product sales increased to 22.7% in 1998 compared to 21.7% in 1997. The increased gross margin was primarily due to increased margins realized on ancillary product sales.

     The Company believes that its ability to provide products would be unaffected by the pending acquisition of the Company by IGT (see page 3).


GAMING OPERATIONS

     Gaming operations revenue decreased 3% to $53.4 million in 1998 compared to $54.8 million in 1997. This decrease is due to the divestiture of Latin American gaming operations in 1998, partially offset by increased revenue at the MISS MARQUETTE. Direct costs of gaming operations decreased 13% to $43.1 million in 1998 compared to $49.4 million in 1997. The decrease in costs is attributable to the Latin American divestitures, as well as lower operating costs at the MISS MARQUETTE.


DOMESTIC GAMING OPERATIONS

     MISS MARQUETTE. The Company owns and operates the MISS MARQUETTE riverboat casino and entertainment facility located on the Mississippi River at Marquette, Iowa. This operation has 698 gaming machines, 36 table games, a 24 room motel and dining and entertainment facilities. Revenue from the MISS MARQUETTE increased 11% to $35.9 million in 1998 compared to $32.3 million in 1997. Direct operating costs decreased 2% to $27.2 million in 1998 compared to $27.9 million in 1997. The Company replaced top management at the MISS MARQUETTE in the first quarter of 1998 and weather conditions in the region around the MISS MARQUETTE were much improved during the first and fourth quarters in 1998 as compared to 1997. The combination of more effective marketing strategies, cost controls and improved weather were the primary factors in the operational performance improvement. As a condition of the pending acquisition of the Company by IGT (see page 3), the Company is expected to divest this operation.


LATIN AMERICAN GAMING OPERATIONS

     As discussed in the introduction to this section, the Company divested of its Latin American gaming operations during 1998.

     PERU. The Company operated gaming halls and route operations in Peru from May 1995 through November 1998. A pre-tax loss on divestiture amounting to $8.8 million was recorded in association with the divestiture in 1998. Prior to divestiture, revenue decreased 18% to $12.1 million in 1998 compared to $14.8 million in 1997. This decrease resulted not only from one month less of operations in 1998, but also from increased competitive factors and severe weather conditions related to "El Nino" during 1998. Direct operating costs decreased 19% to $11.3 million in 1998 compared to $13.9 million in 1997. The decrease in direct operating costs was primarily attributed to one less month of operations in 1998, and reduced gaming taxes incurred by the Company during 1998. In the fall of 1996, the Peruvian government announced that it would implement regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government and imposed a 200% increase in the per-machine tax which became effective in October 1996. While the Company paid this tax in 1996 and 1997, the Company did not pay any per-machine Federal gaming tax in 1998 due to lower court decisions in Peru holding such a tax to be unconstitutional. However, the Company had accrued for this tax until the fourth quarter of 1998 at which time the Company received a favorable decision from the Peruvian Supreme Court affirming the unconstitutionality of the Federal per-machine tax. Upon receipt of the ruling, the Company reversed the amounts accrued in 1998 for this tax, which amounted to approximately $1.3 million.

     BRAZIL. The Company established a gaming hall in the Arpoador district of Rio de Janeiro in June 1996. In July 1998, the Company divested of its Brazilian operations, resulting in a pre-tax loss on divestiture of $1.7 million. As a result of the divestiture, revenue from the Arpoador operation decreased 44% to $3.2 million in 1998 compared to $5.7 million in 1997, and direct costs of the Arpoador operation decreased 51% to $2.9 million in 1998 compared to $5.8 million in 1997.

     ECUADOR. The Company operated a casino in Quito, Ecuador from March 1996 through December 1998. The Company divested this operation in December 1998, resulting in a pre-tax loss on divestiture of $1.7 million. Revenue increased 7% to $2.1 million in 1998 as compared to $2.0 million in 1997. Direct costs decreased 3% to $1.7 million in 1998 as compared to $1.8 million in 1997.

WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased 14% to $15.2 million in 1998 compared to $13.3 million in 1997. The increase is a result of an increase in both the number of systems offered and the number of machines on the systems. During 1998, eight new systems became operational: 25(cent)-denominaTED WHEEL OF FOrtune (one interstate and two intrastate), JEOPARDY! (one interstate and one intrastate), PINBALLMANIA, SLOTOPOLY and SUPERNICKELMANIA; and the number of machines on the systems increased to approximately 2,000 at the end of 1998 compared to approximately 1,700 at the end of 1997. During 1998, the Company offered wide area progressive systems in 12 states: Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At December 31, 1998, 21 systems were in operation:
MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, dollar-denominated WHEEL OF FORTUNE (one interstate and one intrastate), HIGH ROLLERS, WHEEL OF GOLD, TOTEM POLE, 25(cent)-denominaTED WHEEL OF FOrtune (which began interstate operation in June 1998, with two separate intrastate systems beginning operation in May and July 1998), JEOPARDY! (which began interstate operation in January 1998 and intrastate operation in October 1998), PINBALLMANIA (which began operating in October 1998), SLOTOPOLY (which began operating in November 1998), and SUPERNICKELMANIA (which began operating in December 1998).

     During 1998, the Company continued to replace machines on older systems which provide higher margins to the Company with machines on newer systems which provide lower margins to the Company. These newer systems have greater player appeal and acceptance, as well as greater casino acceptance. Machine additions to existing systems along with the introduction of new, innovative systems and the placement of machines and systems in new jurisdictions is anticipated to provide increased future revenue growth. Based on current market trends, the Company anticipates increased revenue from its wide area progressive systems in 1999 as it proceeds with its strategy to place additional systems and machines in jurisdictions permitting the operation of wide area progressive systems. However, there can be no assurance that necessary regulatory approvals will be obtained in those prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue. The Company believes that its ability to provide systems and service would be unaffected by the pending acquisition of the Company by IGT (see page 3).

FINANCING INCOME

     Financing income increased 7% to $8.3 million in 1998 compared to $7.8 million in 1997. Financing income results from interest income on notes receivable and the net investment in sales-type leases, fees charged in association with financing arrangements and the Company's portion of the management fee from Harrah's Phoenix Ak-Chin casino. Interest income on notes receivable and the net investment in sales-type leases and fees charged in association with financing arrangements increased 14% to $6.7 million in 1998, compared to $5.9 million in 1997. This increase was primarily due to $0.6 million of deferred financing fee revenue recognized in 1998 compared to less than $0.1 million in 1997.

     The Company recognized revenue of $1.6 million in 1998 compared to $1.9 million in 1997 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). This fee is earned in conjunction with financing guaranties provided to Harrah's by the Company during the initial development and early operations phases of the facility. The guaranty expired in 1996 when the loan was paid in full. As consideration for the guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract, which expires December 1999. The Company will participate in any extensions to the management agreement between Harrah's and the Native American tribe associated with the Harrah's Phoenix Ak-Chin. There can be no assurance that Harrah's management contract will be extended or that the terms of any extension will not change materially from the current management contract.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 16% to $17.4 million in 1998 compared to $20.6 million in 1997. This decrease is attributable to the restructuring during 1998, whereby the Company downsized its ongoing overhead in light of the Latin American divestitures. As a percentage of total revenue, selling, general and administrative expenses decreased to 13% in 1998 compared to 15% in 1997.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased 9% to $5.9 million in 1998, compared to $6.5 million in 1997. This decrease was primarily attributable to decreased depreciation resulting from the Latin American divestitures in 1998 and the impairment of certain long-lived assets on December 31, 1997 (assets on which depreciation and amortization were recognized in 1997).


INTEREST AND FINANCING COSTS

     Interest and financing costs decreased 27% to $2.7 million in 1998 compared to $3.7 million in 1997. The decrease in interest and financing costs was primarily attributable to increased cash flows from operations in 1998, which in turn decreased average borrowings for working capital needs as compared to 1997.


RESTRUCTURING CHARGES AND IMPAIRMENT OF LONG-LIVED ASSETS

     As discussed in the introduction to this section, the Company completed a corporate restructuring during 1998. In association with this restructuring, the Company recorded restructuring charges, primarily relating to the severance of 24 employees, amounting to $3.3 million on a pre-tax basis during 1998 (see Note 2, page 50). In 1997, the Company recorded a pre-tax $9.2 million charge relating to impairment of long-lived assets (see Note 4, page 51).

INCOME (LOSS) FROM OPERATIONS

     The combined effect of the above described changes resulted in income from operations of $17.2 million in 1998 compared to an operating loss of ($0.2) million in 1997. The increase in operating results is due to a variety of reasons as described in the preceding sections. As a percentage of revenue, income from operations before restructuring charges in 1998 and asset impairment charges in 1997 was 15.4% in 1998 compared to 6.6% in 1997.


OTHER

     Other income (expense) in 1998 is composed primarily of the ($12.2) million loss on divestiture of Latin American operations (see Note 2, page 50). Other income in 1997 includes $0.5 million of income recognized as a result of the sale of receivables at a premium. Earnings before income taxes and the cumulative effect of an accounting change in 1997 (see Note 17, page 60) increased to $5.1 million in 1998, compared to $0.4 million in 1997. Provision for income taxes was $2.4 million in 1998, compared to $1.0 million in 1997, representing 47% and 251% of earnings before income taxes in 1998 and 1997, respectively. The high effective income tax rate in 1998 and 1997 is due primarily to the establishment of valuation allowances for certain deferred tax benefits that were generated related to the Latin American operations and divestiture.


RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1997
COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     The year 1997 reflected a ($3.7) million loss, or ($0.16) per share, basic and diluted, compared to earnings of $13.2 million, or $0.58 per share, basic and diluted, in 1996. The decrease in operational results was due primarily to a decrease in 1997 product sales revenue, a decrease in gaming operations margins and the charges taken in 1997 for: 1) an accounting change related to pre-opening and start-up costs (see Note 17, page 60); 2) impairment of certain long-lived assets (see Note 4, page 51); and 3) inventory reserves and charges related to Latin American operations.

     Total revenue decreased 11% to $137.6 million in 1997, compared to $154.6 million in 1996. The decrease is primarily attributable to a substantial decrease in product sales revenue. The Company continued its strategy of augmenting product sales revenue with recurring revenue streams generated by gaming operations and wide area progressive systems. Total costs and expenses, including all the charges described in the above paragraph other than the cumulative effect of the accounting change for pre-opening and start-up costs, increased 3% in 1997 to $137.8 million compared to $133.7 million in 1996.


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

     The cost of product sales decreased 41% to $48.3 million in 1997, from $81.2 million in 1996. This decrease was attributable to the decreased sales volume of machines and other products. The gross margin on product sales decreased to 21.7% in 1997, compared to 22.3% in 1996. The decrease in the gross margin was primarily due to a $1.0 million inventory reserve charge taken in 1997.


GAMING OPERATIONS

     Gaming operations revenue increased 59% to $54.8 million in 1997, compared to $34.4 million in 1996. This increase was primarily attributable to the July 1, 1996 acquisition of Gamblers Supply Management Company (GSMC) (twelve months' revenue from the MISS MARQUETTE riverboat casino operation were recognized in 1997 compared to six months in 1996) and the increase in gaming operations revenue in Latin America in 1997 compared to 1996. Direct costs of gaming operations increased 84% to $49.4 million in 1997, compared to $26.8 million in 1996.


DOMESTIC GAMING OPERATIONS

     MISS MARQUETTE. GSMC, the management company of the MISS MARQUETTE, was acquired by the Company on July 1, 1996. The acquisition was accounted for using the purchase method of accounting (see Note 3, page 50). Accordingly, the operations of the MISS MARQUETTE since July 1, 1996, are included in the consolidated statements of operations. Revenue from the MISS MARQUETTE amounted to $32.3 million in 1997 compared to $15.3 million for the period July 1, 1996, through December 31, 1996. Direct operating costs were $27.9 million in 1997 compared to $13.3 million for the period July 1, 1996, through December 31, 1996. Prior to its acquisition, the Company leased the riverboat vessel to GSMC. Therefore, 1996 gaming operations revenue included lease revenue relating to the MISS MARQUETTE of $3.3 million for the period January 1, 1996, through June 30, 1996.

     In 1997, the carrying value of the goodwill and property and equipment of the MISS MARQUETTE was adjusted to the present value of the estimated future cash flows of the MISS MARQUETTE. The total effect of the asset impairment, primarily related to the MISS MARQUETTE, was a consolidated pre-tax charge to 1997 earnings of $9.2 million (see Note 4, page 51).


LATIN AMERICAN GAMING OPERATIONS

     As discussed in the introduction to the Management's Discussion and Analysis (see page 28), the Company divested of its Latin American gaming operations during 1998.

     PERU. The Company operated gaming halls and route operations in Peru beginning in May 1995. Revenue increased 19% to $14.8 million in 1997 compared to $12.4 million in 1996. This increase resulted primarily from an increase in the average number of machines in operation throughout 1997 compared to 1996. Direct operating costs increased 35% to $13.9 million in 1997 compared to $10.3 million in 1996 as a result of the increase in the average number of machines in operation, an increase in gaming taxes, increased advertising and promotion, the expensing of leasehold improvements and pre-opening costs at locations where leases were terminated in order to comply with new regulations, increased administrative and reorganization costs relating to regulatory changes and carrying costs associated with locations whose openings were affected by regulatory and licensing delays. The number of machines in operation at December 31, 1997 was approximately 1,150 at 15 locations. Approximately 1,300 machines at 21 locations were in operation at December 31, 1996.

     The Company incurred $0.2 million in pre-opening and start-up costs related to Peru in 1997, which were expensed in 1997 in conjunction with the Company's accounting change related to pre-opening and start-up costs. Such costs incurred in Peru prior to January 1, 1997, amounting to $0.8 million, net of $0.1 million income tax benefit, were also charged to 1997 operating results through a cumulative effect of an accounting change (see Note 17, page 60).

     BRAZIL. The Company established a gaming hall in the Arpoador district of Rio de Janeiro in June 1996. Revenue increased 129% to $5.7 million in 1997 compared to $2.5 million in 1996. Direct costs of the Arpoador operation increased 158% to $5.8 million in 1997 compared to $2.3 million in 1996. The increases in revenue and direct costs were attributable to a full year of operations in 1997 compared to a half year in 1996. Direct costs in 1997 also increased due to accruals relating primarily to ambiguous regulations pertaining to gaming taxes.

     The Company incurred $3.0 million in pre-opening and start-up costs related to Brazil in 1997, which were expensed in 1997 as selling, general and administrative expenses in conjunction with the Company's accounting change related to pre-opening and start-up costs. Such costs incurred in Brazil prior to January 1, 1997, amounting to $2.3 million, net of $1.2 million income tax benefit, were also charged to 1997 operating results through a cumulative effect of an accounting change (see Note 17, page 60).

     ECUADOR. The Company established a casino operation in Quito, Ecuador, in March 1996. Revenue increased 117% to $2.0 million in 1997 as compared to $0.9 million in 1996. Direct costs increased 74% to $1.8 million in 1997 as compared to $1.0 million in 1996.


WIDE AREA PROGRESSIVE SYSTEMS

     Wide area progressive systems revenue increased 64% to $13.3 million in 1997 compared to $8.1 million in 1996. This increase was a result of the increase in both the number of systems offered and the number of machines on the systems. The number of machines on the systems increased to approximately 1,700 at December 31, 1997 compared to approximately 1,200 at December 31, 1996. In 1997, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. At December 31, 1997, 13 systems were in operation: MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), NICKELMANIA, WHEEL OF FORTUNE (which began interstate operations in March 1997 and intrastate operations in September 1997), WHEEL OF GOLD (which began operating in July 1997), HIGH ROLLERS (which began operating in August 1997) and TOTEM POLE (which began operating in December 1997).

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 5% to $20.6 million in 1997, from $19.6 million in 1996. As a percentage of total revenue, selling, general and administrative expenses increased to 15% in 1997 compared to 13% in 1996. The increase was primarily attributable to the accounting change whereby pre-opening and start-up costs were expensed in 1997, while 1996 selling, general and administrative expenses do not reflect 1996 pre-opening and start-up costs (such amounts were reflected as a charge to 1997 earnings via cumulative effect of an accounting change - see Note 17, page 60). The 1997 pre-opening and start-up costs reflected in selling, general and administrative expenses amounted to $3.0 million.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 73% to $6.5 million in 1997, compared to $3.8 million in 1996. This increase was attributable to a full year of depreciation and amortization in 1997 related to gaming operations at the MISS MARQUETTE, and in Brazil and Ecuador, compared to a partial year related to those operations in 1996. Depreciation and amortization in Peru also increased in 1997 compared to 1996 due to the growth of the Company's gaming operations in that country in 1996 and 1997.


INTEREST AND FINANCING COSTS

     Interest and financing costs increased 62% to $3.7 million in 1997 compared to $2.3 million in 1996. The increase in interest and financing costs was primarily attributable to increased borrowings for working capital needs and the assumption of debt in connection with the acquisition of GSMC (see Note 3, page
50).


INCOME (LOSS) FROM OPERATIONS

     The combined effect of the above described changes resulted in a loss from operations of ($0.2) million in 1997, compared to income from operations of $20.9 million in 1996. The decrease is due to a variety of reasons as described in the preceding sections. As a percentage of revenue, income from operations (before asset impairment charges in 1997) was 6.6% in 1997 compared to 13.5% in 1996.


OTHER

     Other income in 1997 includes $0.5 million of income recognized as a result of the sale of receivables at a premium. Earnings before income taxes and the cumulative effect of an accounting change decreased to $0.4 million in 1997, compared to $20.9 million in 1996. Provision for income taxes was $1.0 million in 1997, compared to $7.7 million in 1996, representing 251% and 37% of earnings before income taxes in 1997 and 1996, respectively. The high effective income tax rate in 1997 is due primarily to the establishment of a valuation allowance for certain deferred tax benefits that were generated in 1997 related to Latin American operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Working capital increased to $34.8 million at December 31, 1998, compared to $21.6 million at December 31, 1997. The increase is attributable to a decrease in current liabilities of $14.4 million, partially offset by a decrease in current assets of $1.2 million.


CASH FLOWS

     During 1998, the Company's cash and cash equivalents increased $2.2 million to $6.1 million at December 31, 1998 from $3.9 million at December 31, 1997. Cash provided by operating activities was $26.7 million in 1998 compared to $14.2 million in 1997. Significant items affecting 1998 operating cash flows were net income, the loss on the divestiture of Latin American operations, depreciation and amortization, provision for doubtful accounts and changes in operating assets and liabilities.

     Cash used in investing activities amounted to $9.7 million in 1998 and $9.0 million in 1997. Cash used in investing activities consisted primarily of $10.4 million and $14.5 million advanced on notes receivable for casino development financing in 1998 and 1997, respectively, $6.3 million and $10.0 million used to purchase property and equipment in 1998 and 1997, respectively, and $2.4 million invested in a joint venture in 1998 (see Note 12, page 54). The property and equipment purchases in both 1998 and 1997 were primarily the result of 1) expenditures for gaming operations equipment at the MISS MARQUETTE and in Peru (regulations in Peru required certain machine refurbishments) and 2) the development of a Company-wide information system. In 1997, the Company also expanded its office space at its corporate headquarters. These uses were partially offset by payments received on notes receivable from casino development financing amounting to $4.6 million and $16.3 million in 1998 and 1997, respectively, and the 1998 receipt of $3.9 million in association with the divestiture of Latin American operations.

     Financing activities used $14.8 million and $5.5 million of cash in 1998 and 1997, respectively. These uses resulted primarily from net repayments on the Company's credit facility and repayments of other long-term debt. Also in 1997, the Company completed a sale-leaseback transaction that provided $7.5 million (see Note 13, page 54).


LATIN AMERICAN OPERATIONS

     Approximately 13% of total revenue in 1998 was derived outside of the United States, compared to 16% in 1997. As described in the preceding sections and in Note 2 on page 50, the Company divested its Latin American operations during 1998.


IMPACT OF INFLATION

     Inflation has not had a significant effect on the Company's operations during the three years ended December 31, 1998.

YEAR 2000 COMPLIANCE

     The Company has undertaken various initiatives to ensure that its computer equipment and software will function properly with respect to dates prior to, during, and after the Year 2000. Information technology (IT) systems impacted by the Year 2000 issue include systems commonly thought of as IT systems, such as accounting, data processing and telephone systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, security systems, fax machines, and other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology which compounds the inventory, risk assessment, remediation, and testing efforts.


STATE OF READINESS

     The Year 2000 readiness issue, which is common to most businesses, arises from the inability of computer information systems with date sensitive processes to properly recognize and accurately process date-sensitive information. If the Company or its customers, suppliers, or other third parties fail to make corrections for programs that have defined dates using a two-digit year, this could result in system failure or malfunction of certain computer equipment, software, and other devices dependent upon computerized mechanisms that are date sensitive. This problem may cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is difficult to predict the actual impact. Recognizing this uncertainty, management has commenced the following steps: a) established a Year 2000 project team; b) implemented a plan that includes awareness, inventory, risk assessment, remediation, contingency planning, and compliance maintenance phases; and c) communicating with customers, vendors, and third party providers to ensure they are addressing the Year 2000 issue.

     The inventory, risk assessment, and remediation phases are currently underway.

     The Company is utilizing both internal and external resources to accomplish its Year 2000 Compliance plan, which began in November 1998 and is expected to be substantially complete by July 1999. Risk management consultants have been engaged to review and assist Sodak in our Year 2000 Compliance plans and efforts. The Company is also actively pursuing efforts to ensure the readiness of our products and services.


COSTS

     The Company estimates that its direct costs for Year 2000 compliance will consist primarily of costs related to the staff time devoted to Year 2000 compliance. The Company expects expenditures related to Year 2000 compliance to approximate $200,000.


RISKS

     The Year 2000 issue presents a number of other risks and uncertainties that could impact Sodak operations. These include but are not limited to third parties whose services the Company relies upon in order to produce and sell our products, such as key suppliers, public utilities, telecommunication providers, financial institutions, or certain regulators of the various jurisdictions where Sodak does business, which could result in lost production, sales, or administrative difficulties on the part of Sodak. The Company is corresponding with these parties to determine their Year 2000 compliant status. Based on these communications, contingency plans will be developed to allow Sodak to continue business as normal.

     The Company has identified the integrated Oracle Applications system and the Native American Progressive Systems (NAPS) as critical business pieces that would be substantially impacted by an inability to handle Year 2000 issues. The Company believes that Year 2000 deficiencies will be remedied through computer equipment and software replacement or modification in a timely fashion. Oracle Applications was implemented on the Digital Alphaserver platform with Compaq Tru64 (formerly known as Digital UNIX) in fiscal 1998 to replace core-business information systems with an Enterprise Resource Planning (ERP) software package. Oracle Applications is stated to be Year 2000 compliant after application of known patches and the Company has developed a testing platform to ensure the ERP is and will remain Year 2000 compliant.

     The Company's NAPS are the proprietary systems of IGT. IGT is in the process of upgrading all wide area progressive system software. The software upgrade obtained regulatory approval in Native American jurisdictions in March 1999. Implementation of the upgrade is expected to occur in the second quarter of 1999.

     The Company is also surveying its key vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. Although the Company has developed a system of communicating with vendors to understand their ability to continue providing services and products through the Year 2000 without interruption, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.

     The Company believes the implementation of the integrated Oracle Applications system and completion of the Year 2000 project as scheduled will significantly reduce the risk of significant operating problems. Based on our Year 2000 project timeline, the majority of our application systems should be tested by mid-1999. The Company believes this timetable should allow enough time to fix or replace any business critical problems discovered during the testing phase.


CONTINGENCY PLANS

     In those instances where completion by the end of 1999 is not assured, appropriate contingency plans will be developed. The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, including but not limited to third parties whose services relied upon in order to produce and sell our products, such as key suppliers and customers, public utilities, telecommunication providers, financial institutions, or certain regulators of the various jurisdictions where the Company does business, which could result in lost production, sales, or administrative difficulties on the part of the Company. While the Company continues to believe the Year 2000 issues will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

MARKET RISK

     The Company has market risk relating to long-term debt and notes payable to third parties and banks which bear interest at fixed and variable rates. The following is a summary of the debt instruments:

                                             Maturing in one    Maturing in four
                                             to three years     to six years
--------------------------------------------------------------------------------
Fixed rate debt (21%)                           $  5,552                  0
Fixed rate debt (8% to 9%)                         1,242                408
-------------------------------------------------------------------------------

     The Company has market risk relating to short term and long term notes receivable with customers which bear interest at fixed and variable rates. The following is a summary of the notes receivable:

                                             Maturing in one    Maturing in four
                                             to three years     to six years
--------------------------------------------------------------------------------
Fixed rate notes (8% to 14%)                    $ 26,376              4,482
Variable rate notes (prime+1% to prime +4%)       10,795                  0
--------------------------------------------------------------------------------


NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

     SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard during the first quarter of the year 2000, as required. The Company is in the process of evaluating SFAS 133 and the impact on the Company, but does not believe the impact will be material. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted the provisions of this SOP in 1998, which did not have a material impact on results of operations of the Company.

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

     All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures, changes in regulatory structure, failure to gain the approval of regulatory authorities, and changes in customer acceptance of gaming could cause results to differ materially from any that may be expected.

     Forward-looking statements are made in the context of information available as of the date stated. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

ITEM 8.  INANCIAL STATEMENTS


8 (a)    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                         Page
                                                                            ----
         Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                                   42

         Consolidated Balance Sheets at December 31, 1998 and 1997            43

         Consolidated Statements of Shareholders' Equity and Comprehensive
           Income for the years ended December 31, 1998, 1997 and 1996        44

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                   45

         Notes to Consolidated Financial Statements for the years ended
           December 31, 1998, 1997 and 1996                                   46

         Independent Auditors' Report                                         63

                               SODAK GAMING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996


In thousands, except per share amounts                                    1998           1997           1996
------------------------------------------------------------------------------------------------------------
REVENUE:
   Product sales                                                     $  55,621         61,683        104,512
   Gaming operations                                                    53,377         54,756         34,377
   Wide area progressive systems                                        15,213         13,329          8,149
   Financing income                                                      8,343          7,810          7,549
------------------------------------------------------------------------------------------------------------
             Total revenue                                             132,554        137,578        154,587
------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of product sales                                                43,015         48,302         81,171
   Gaming operations                                                    43,110         49,394         26,822
   Selling, general and administrative                                  17,357         20,639         19,630
   Depreciation and amortization                                         5,908          6,524          3,779
   Interest and financing costs                                          2,689          3,704          2,284
   Restructuring charges (note 2)                                        3,256              0              0
   Impairment of long-lived assets (note 4)                                  0          9,238              0
------------------------------------------------------------------------------------------------------------
             Total costs and expenses                                  115,335        137,801        133,686
------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                           17,219           (223)        20,901
------------------------------------------------------------------------------------------------------------

Other income (expense):
   Loss on divestiture of Latin American operations (note 2)           (12,248)             0              0
   Gain on sale of receivables                                               0            537              0
   Other, net                                                               99             68             26
------------------------------------------------------------------------------------------------------------
             Total other income (expense)                              (12,149)           605             26
------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING         5,070            382         20,927
CHANGE

Provision for income taxes (note 14)                                     2,384            958          7,694
------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE            2,686           (576)        13,233

Cumulative effect of accounting change related to pre-opening
    and start-up costs, net of income tax effect (note 17)                   0         (3,131)             0
------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                                                  $   2,686         (3,707)        13,233
============================================================================================================

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
   EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                                             $    0.12          (0.02)          0.58
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                          0.00          (0.14)          0.00
------------------------------------------------------------------------------------------------------------
   NET EARNINGS (LOSS) PER COMMON SHARE                              $    0.12          (0.16)          0.58
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND ASSUMED CONVERSION
   SHARES OUTSTANDING (NOTE 20)                                         22,802         22,896         22,966

The accompanying notes are an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


In thousands, except share and per share amounts                                 1998          1997
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $   6,100         3,942
   Current trade, notes and interest receivables (notes 5 and 8)               38,210        36,137
   Net investment in sales-type leases, current maturities (note 7)             1,640             0
   Inventories (note 10)                                                       14,565        22,294
   Prepaid expenses                                                               408           756
   Refundable income taxes                                                      1,165           663
   Deferred income taxes (note 14)                                              1,870         1,319
---------------------------------------------------------------------------------------------------
             Total current assets                                              63,958        65,111
Property and equipment, net (note 11)                                          47,117        59,739
Notes receivable, net of current maturities (notes 6 and 8)                    24,708        38,723
Net investment in sales-type leases, net of current maturities (note 7)         1,917             0
Investment in joint venture (note 12)                                           2,400             0
Deferred income taxes (note 14)                                                   202           789
Other assets                                                                      206           794
---------------------------------------------------------------------------------------------------
                                                                            $ 140,508       165,156
===================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $  16,313        32,379
   Note payable (note 13)                                                       1,500             0
   Current maturities of long-term debt (note 13)                               2,836         3,634
   Income taxes payable                                                             0            75
   Deferred financing fee revenue                                               1,278         1,846
   Accrued payroll and payroll related costs (note 2)                           3,891         1,986
   Other accrued liabilities (note 2)                                           3,328         3,620
---------------------------------------------------------------------------------------------------
             Total current liabilities                                         29,146        43,540

Long-term debt, net of current maturities (note 13)                             4,366        19,818
---------------------------------------------------------------------------------------------------
             Total liabilities                                                 33,512        63,358
---------------------------------------------------------------------------------------------------

Shareholders' equity:
   Preferred stock, $0.001 par value, 25,000,000 shares authorized,
       none issued and outstanding                                                  0             0
   Common stock, $0.001 par value; 75,000,000 shares authorized,
       22,789,908 and 22,758,408 shares issued and outstanding at
       December 31, 1998 and 1997, respectively                                    23            23
   Additional paid-in capital                                                  64,226        64,088
   Retained earnings                                                           42,747        40,061
   Accumulated other comprehensive income                                           0        (2,374)
---------------------------------------------------------------------------------------------------
             Total shareholders' equity                                       106,996       101,798
---------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 12, 13, 16, 18 and 21)

                                                                            $ 140,508       165,156
===================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  Years ended December 31, 1998, 1997 and 1996

                                       ---------------------------------------------------------------------------------------
                                             Common stock
                                       -------------------------                                   Accumulated
                                                                     Additional                          other           Total
                                                             Par        paid-in       Retained   comprehensive   shareholders'
In thousands, except shares                  Shares        value        capital       earnings          income          equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995               22,722,276     $     23         63,703         30,535               0          94,261
    Restricted stock awards, net               (216)           0             10              0               0              10
    Stock options exercised                  35,628            0            250              0               0             250
    Tax benefits of stock
        options exercised (note 16)               0            0            109              0               0             109
    Comprehensive income:
        Net earnings                              0            0              0         13,233               0          13,233
        Foreign currency
          adjustments                             0            0              0              0          (1,432)         (1,432)
                                                                                                                --------------
        Total comprehensive income                                                                                      11,801
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996               22,757,688           23         64,072         43,768          (1,432)        106,431
    Restricted stock awards                     250            0             12              0               0              12
    Stock options exercised                     470            0              4              0               0               4
    Comprehensive income (loss):
        Net loss                                  0            0              0         (3,707)              0          (3,707)
        Foreign currency translation
            adjustments                           0            0              0              0            (942)           (942)
                                                                                                                --------------
        Total comprehensive loss                                                                                        (4,649)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               22,758,408           23         64,088         40,061          (2,374)        101,798
    Restricted stock awards                  31,500            0            138              0               0             138
    Comprehensive income:
        Net earnings                              0            0              0          2,686               0           2,686
        Foreign currency translation
          adjustments                             0            0              0              0           2,374           2,374
                                                                                                                --------------
        Total comprehensive income                                                                                       5,060
==============================================================================================================================
BALANCE, DECEMBER 31, 1998               22,789,908     $     23         64,226         42,747               0         106,996
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996


In thousands                                                                    1998          1997          1996
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                     $   2,686        (3,707)       13,233
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
      Loss on divestiture of Latin American operations (note 2)               12,248             0             0
      Impairment of long-lived assets                                              0         9,238             0
      Pre-tax cumulative effect of accounting change                               0         4,409             0
      Depreciation and amortization                                            5,908         6,524         3,779
      Provision for doubtful accounts                                            501           882         2,788
      Deferred income taxes                                                       36        (2,905)          362
      Restricted stock awards                                                    138            12            10
      Gain on sale of receivables                                                  0          (537)            0
      Loss on sale of property and equipment                                      26             0            51
      Changes in operating assets and liabilities:
        Trade and accrued interest receivables                                (5,781)        2,625        (6,811)
        Receivables relating to financed sales                                22,684        (2,323)        3,737
        Net investment in sales-type leases                                   (3,557)            0             0
        Inventories                                                            7,729        (6,659)       (7,925)
        Prepaid expenses                                                        (256)          918          (311)
        Refundable income taxes, net of income taxes payable                    (905)          125        (1,598)
        Accounts payable                                                     (15,586)        4,026         5,725
        Accrued liabilities                                                      832         1,618           944
----------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                        26,703        14,246        13,984
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash advanced on notes receivable                                         (10,402)      (14,469)       (5,515)
   Payments received on notes receivable                                       4,606        16,293         4,924
   Proceeds from divestiture of Latin American operations                      3,925             0             0
   Principal payments received on direct-financing type leases                     0             0           338
   Purchases of property and equipment                                        (6,273)       (9,959)       (9,748)
   Proceeds from sale of property and equipment                                  632             0           502
   Increase in amounts due from riverboat lessee, prior to                         0             0        (2,631)
   acquisition (note 3)
   Purchase of subsidiary, net of cash acquired (note 3)                           0             0           238
   Investment in joint venture (note 12)                                      (2,400)            0             0
   (Increase) decrease in other assets                                           164          (840)       (3,486)
----------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                            (9,748)       (8,975)      (15,378)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on note payable                                                  1,500             0             0
   Proceeds from long-term borrowings                                         30,000        41,300        52,750
   Principal repayments of long-term debt                                    (46,250)      (54,328)      (47,800)
   Proceeds from sale-leaseback transaction (note 13)                              0         7,540             0
   Net proceeds from exercise of stock options                                     0             4           250
----------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities             (14,750)       (5,484)        5,200
----------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     (47)           78          (703)
----------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents              2,158          (135)        3,103
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   3,942         4,077           974
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   6,100         3,942         4,077
================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest (net of amount capitalized)      $   2,729         3,162         1,719
   Cash paid during the year for income taxes                                  3,253         2,460         9,039
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
   Gaming machine inventory transferred to gaming operations equipment     $       0             0         2,948

The accompanying notes are an integral part of the consolidated financial statements.

                               SODAK GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1998, 1997 and 1996


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sodak Gaming, Inc. (the Company) is a leading distributor and financier of gaming equipment and a broad range of gaming-related products and services and a provider of wide area progressive systems, primarily to Native American casinos. In addition, the Company operates a riverboat casino entertainment facility in Marquette, Iowa. The Company also operated a casino and various gaming hall and route operations in certain Latin American countries from May 1995 through December 1998. These Latin American operations were disposed of as part of a Company-wide restructuring during 1998; see Note 2 for further discussion.

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

The Company has an exclusive agreement with IGT to provide and market wide area progressive systems to Native American casinos. This agreement continues as long as a progressive system is operating. The Company also has an exclusive agreement with IGT to provide and market wide area progressive systems to casinos in Deadwood, South Dakota.

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

Gaming operations revenue consists primarily of gaming revenue from casinos, gaming halls and route operations. In accordance with industry practice, the Company recognizes as gaming revenue the net wins from gaming activities, which is the difference between gaming wins and losses. The Company recognized as revenue total net win from gaming devices from Latin American route operations (see Note 2) which operated under revenue-sharing arrangements (revenue-sharing expenses related to route operations were accounted for as an expense of gaming operations).

Revenue from wide area progressive systems consists of the Company's portion of fees for providing and marketing wide area progressive systems and is recognized when earned.

Financing income results from interest income on notes receivable and the net investment in sales-type leases, fees charged in association with financing arrangements and the Company's portion of the management fee from a Native American casino that results from the Company having guaranteed a portion of the initial debt related to that casino. Financing income is recognized when earned on an accrual basis and, when applicable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, ACCOUNTING FOR NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES. Deferred financing fee revenue, which is included in current liabilities on the balance sheets, represents financing fees that will be recognized as revenue over the life of the associated loans in accordance with SFAS No. 91.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less. Such investments are stated at cost, which approximates market value.


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


INVENTORIES

Inventories are stated at the lower of cost or market. Inventory costs are determined using standard costs, principally based on average costs. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided principally on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over the following estimated useful lives:

                                                                         Years
------------------------------------------------------------------------------
Land improvements                                                           15
Buildings and improvements                                               15-39
Riverboat                                                                   25
Gaming operations equipment                                               5-10
Office furniture and equipment                                            5-10
Transportation equipment                                                  5-20
Shop equipment                                                             5-7
Integrated information system                                                5
==============================================================================

PRE-OPENING AND START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, which requires pre-opening and start-up costs to be expensed as incurred. The Company adopted the requirements of this Statement of Position in the first quarter of 1998, which did not have an impact on the Company's statement of operations in 1998.


ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising costs, related primarily to the Company's riverboat casino entertainment facility and divested Latin American gaming operations (see Note 2), amounted to approximately $3.8 million, $4.9 million and $3.2 million in 1998, 1997 and 1996, respectively.


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


EARNINGS (LOSS) PER SHARE

In accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE, basic earnings per share is computed by dividing net earnings (loss) for the period by the number of weighted average common shares outstanding during the year. Diluted earnings (loss) per share is computed in the same fashion, except that dilutive shares are added to the denominator of that calculation. During the years ended December 31, 1998, 1997 and 1996, the only dilutive items present in the Company's capital structure are stock options and restricted shares outstanding.


STOCK DISTRIBUTION

On August 30, 1996, the Company's board of directors approved a two-for-one stock split in the form of a stock dividend, effected by a distribution on September 27, 1996 of one additional share for each share owned by shareholders of record on September 13, 1996. All share, per share, common stock and stock option amounts in the consolidated financial statements and notes have been restated to reflect the effect of this split.


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

FOREIGN CURRENCY TRANSLATION

As of December 31, 1998, all Latin American operations were divested (see Note
2). The financial statements of foreign subsidiaries prior to divestiture were translated into U.S. dollars for consolidated reporting purposes in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. All asset and liability accounts were translated using the then current exchange rate at the balance sheet dates. Income statement amounts were translated using the average monthly exchange rates. The gains and losses from foreign currency transactions are included in net earnings (loss) and are insignificant for all years presented. The gains and losses resulting from translation adjustments were reflected as a component of shareholders' equity at December 31, 1997. The loss resulting from the divestiture of the Latin American operations as reflected in the 1998 statement of operations includes the equity component of the foreign currency translation adjustments through the dates of the disposals.


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


COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME in 1998. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The reporting methodology required by SFAS No. 130 has been applied to all years presented.


NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard during the first quarter of the year 2000, as required. The Company is in the process of evaluating SFAS 133 and the impact on the Company, but does not believe the impact will be material. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted the provisions of this SOP in 1998, which did not have a material impact on results of operations of the Company.


RECLASSIFICATIONS

Certain 1997 and 1996 amounts have been reclassified to conform to the current year presentation.

(2) CORPORATE RESTRUCTURING AND LATIN AMERICAN DIVESTITURES

In June 1998, the Company announced a corporate restructuring designed to refocus the Company on its core businesses - product sales and wide area progressive systems to Native American casinos - and the MISS MARQUETTE riverboat casino. The Company indicated its plan is to continue pursuing gaming operations in North America. As part of the restructuring, the Company also indicated it would divest its Latin American gaming operations in Peru, Ecuador and Brazil. As of December 31, 1998, the restructuring was complete, and all Latin American operations were divested.

In 1998, the Company recorded restructuring charges of approximately $3.3 million, relating primarily to the severance of 24 employees. At December 31, 1998, approximately $0.3 million of these restructuring charges remained unpaid and are included on the balance sheet in accrued payroll and payroll related costs and other accrued liabilities.

Also in 1998, the Company received net consideration of approximately $3.9 million for the divestiture of the Latin American operations, resulting in the recognition of loss on divestiture of approximately $12.2 million. Results of the divested operations are included in the Company's consolidated statements of operations and through the effective date of the divestitures.

The following unaudited pro forma information represents the results of operations assuming that divestiture of Latin American operations occurred as of the beginning of the respective periods. The cumulative effect of accounting change in 1997, as described in Note 17, is eliminated in the pro forma disclosure as the pre-opening and start-up costs discussed therein related primarily to the Company's Latin American operations. The disclosure is for informational purposes only and may not be indicative of the results of operations that would have occurred had these divestitures taken place at the beginning of the periods presented or of future results of operations.

                                                     Years ended December 31,
                                                  ------------------------------
       In thousands, except per share amounts         1998       1997      1996
       -------------------------------------------------------------------------
       Revenue                                    $ 115,118    115,134   138,794
       Net earnings                                  13,803      2,514    12,835
       Basic and diluted earnings per share            0.61       0.11      0.56
       =========================================================================


(3) ACQUISITION

In 1994, the Company acquired and refurbished the MISS MARQUETTE riverboat and leased it to Gamblers Supply Management Company (GSMC), an unrelated third party, who operated the MISS MARQUETTE riverboat casino entertainment facility. On July 1, 1996, the Company acquired all of the outstanding shares of common stock of GSMC and assumed operational responsibilities of the MISS MARQUETTE riverboat casino entertainment facility. The acquisition was accounted for using the purchase method of accounting, and accordingly the consolidated statements of operations include the results of operations of GSMC beginning on July 1, 1996.

The following unaudited pro forma information has been prepared as if the acquisition of GSMC had occurred at the beginning of 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations had the acquisition been made as of that date.

       In thousands, except per share amounts                      1996
       ----------------------------------------------------------------
       Revenue                                                $ 166,262
       Net earnings                                              12,006
       Basic and diluted earnings per share                        0.52
       ================================================================

(4) IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 1997, in recognition of changing economic conditions and competitive environments, the Company re-evaluated the recoverability of certain of its long-lived assets and recorded a non-cash pre-tax charge to operations resulting from impairment of certain long-lived assets of approximately $9.2 million. In accordance with SFAS No. 121, the carrying values of the impaired assets were reduced to reflect a remaining carrying value equal to the estimated future discounted cash flows related to the impaired assets. This impairment charge was primarily related to MISS MARQUETTE goodwill and property and equipment. Factors leading to the impairment charge in 1997 were that earnings and earnings before interest, taxes, depreciation and amortization (EBITDA) at the MISS MARQUETTE were less than those experienced prior to the Company's acquisition, as well as the effects of increased competition.


(5) CURRENT TRADE, NOTES AND INTEREST RECEIVABLES

Current trade, notes and interest receivables with original maturities, or anticipated maturities, of less than one year, and the current portion of long-term notes receivable are summarized as follows at December 31:

       In thousands                                            1998        1997
       -------------------------------------------------------------------------

       Trade accounts receivable                          $  22,718      17,384
       Various short-term notes receivable                    1,877       1,490
       Current maturities of long-term notes receivable      15,068      17,785
       Accrued interest receivable                              498       1,038
       -------------------------------------------------------------------------
                                                             40,161      37,697
       Less allowance for doubtful accounts                  (1,951)     (1,560)
       -------------------------------------------------------------------------
                                                          $  38,210      36,137
       =========================================================================

Included in short-term notes receivable at December 31, 1998 is $1.5 million due from certain employees relating to an incentive loan program (see Note 13). The interest rate on these loans is 7 3/4%, and the notes are due on demand.


(6) NOTES RECEIVABLE

Notes receivable with original maturities greater than one year result primarily from the financing of sales of gaming equipment to customers on an installment basis and from loans to casino management companies and operators. These notes earn interest at fixed rates ranging from 8% to 14%, or variable rates, generally adjusted monthly, ranging from prime plus 1% to prime plus 4%. Maturities of notes receivable from financed sales generally are 24 to 36 months, while maturities of loans to casino management companies and operators are up to 60 months. The following is a summary of notes receivable at December 31:

       In thousands                                            1998        1997
       -------------------------------------------------------------------------

       Financed sales                                     $  19,177      41,634
       Loans--gaming-related                                 19,988      14,225
       Other                                                    611         649
       -------------------------------------------------------------------------
                                                             39,776      56,508
       Less current maturities                              (15,068)    (17,785)
       -------------------------------------------------------------------------
                                                          $  24,708      38,723
       =========================================================================

(7) SALES-TYPE LEASES

During 1998, the Company entered into capital lease contracts involving the sale of gaming equipment to customers. These leases earn interest at effective rates ranging from 9% to 10%, have maturities ranging from 18 to 36 months and give the customers the option to buy the equipment at the end of the lease periods for the then fair market value or return the equipment to the Company. These leases are accounted for as sales-type leases, and the net investment is as follows as of December 31, 1998:

       In thousands                                                   Amount
       ----------------------------------------------------------------------
       Total remaining minimum lease payments                      $   3,727
       Estimated unguaranteed residual value of equipment                240
       Less amounts representing interest                               (410)
       ----------------------------------------------------------------------
       Net investment in sales-type leases                             3,557
       Less current maturities                                        (1,640)
       ----------------------------------------------------------------------
       Net investment in sales-type leases, net of current         $   1,917
       maturities
       ======================================================================


Minimum lease payments to be received in future years are as follows:

       In thousands
       ----------------------------------------------------------------------
       Year                                                           Amount
       ----------------------------------------------------------------------
       1999                                                        $   1,919
       2000                                                            1,259
       2001                                                              549
       ======================================================================

(8) CONCENTRATIONS OF CREDIT RISK

A significant portion of the Company's trade accounts and notes receivable and sales-type leases disclosed in Notes 5, 6 and 7 are due from customers located on Native American lands. The receivables and leases are generally secured by the gaming equipment sold and, in certain instances, revenues derived from casino operations. Concentrations of credit risk as a percentage of total receivables, are as follows at December 31:


                                                           1998            1997
       -------------------------------------------------------------------------

       Native American gaming-related                       72%             80%
       Other gaming-related                                 28%             20%
       -------------------------------------------------------------------------
                                                           100%            100%
       =========================================================================

Because of the uncertain application of federal and state laws to Native American tribes in the case of amounts advanced to Native American communities, the Company's ability to collect these amounts receivable is dependent upon the future cash flows from the Native American communities' casino operations, rather than the general credit of the tribes.

(9) DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:


CASH EQUIVALENTS; CURRENT TRADE, NOTES AND INTEREST RECEIVABLES; NOTES RECEIVABLE; NET INVESTMENT IN SALES-TYPE LEASES; ACCOUNTS PAYABLE; ACCRUED LIABILITIES; LONG-TERM DEBT AND NOTE PAYABLE

The carrying amounts of cash equivalents, current trade, notes and interest receivables, current maturities of net investment in sales-type leases, accounts payable, note payable, and accrued liabilities approximate fair value because of the short maturity of those instruments.

Management estimates that notes receivable and long-term debt approximate fair value as they generally include variable interest rates.


(10) INVENTORIES

Inventories consist of the following at December 31:

       In thousands                                            1998        1997
       -------------------------------------------------------------------------
       Gaming machines                                    $  12,207      19,682
       Parts and other gaming accessories                     2,358       2,612
       -------------------------------------------------------------------------
                                                          $  14,565      22,294
       =========================================================================

(11) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

       In thousands                                            1998        1997
       -------------------------------------------------------------------------
       Land and improvements                              $   1,591       1,551
       Buildings and improvements                            19,091      18,932
       Leasehold improvements                                     0       1,761
       Riverboat                                             13,687      13,687
       Gaming operations equipment                            9,569      23,252
       Office furniture and equipment                         2,856       2,982
       Transportation equipment                               2,036       2,305
       Shop equipment                                           546         522
       Integrated information system                          5,782       3,018
       -------------------------------------------------------------------------
                                                             55,158      68,010
       Less accumulated depreciation and amortization        (8,041)     (8,271)
       -------------------------------------------------------------------------
                                                          $  47,117      59,739
       =========================================================================

Included in property and equipment is $7.5 million of equipment and furniture relating to a capital lease obligation (see Note 13), with accumulated amortization of approximately $2.0 million and $0.7 million at December 31, 1998 and 1997, respectively.

(12) INVESTMENT IN JOINT VENTURE

The Company entered into an agreement with a subsidiaries of Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels (NOP) to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, received regulatory approval by the Louisiana Gaming Control Board in September 1998. The project was anticipated to be financed by an equity investment from the Company and Hollywood equal to approximately 25% of the total estimated $185 million project cost; the remaining 75% was anticipated to be financed through a debt offering or other credit facility. During 1998, the Company invested $2.4 million in the joint venture, but has no commitment to invest additional funds until financing for the project is arranged. The debt financing for the project was anticipated to occur in mid-1999, at which time it was anticipated that the Company and Hollywood each would have invested approximately $21 million additional equity in the joint venture.

As a condition of the agreement to be acquired by IGT (see Note 21), the Company is expected to divest its interest in this project. The Company and Hollywood each effectively own 50% of the joint venture (subject to a 10% residual interest by NOP in the event the operation is sold to a third party). The Company accounts for the project on the equity method of accounting. Through December 31, 1998, the joint venture has not incurred any significant operating expenses.


(13) LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consists of the following at December 31:

                                                                        In thousands
                                                                  ------------------------
                                                                       1998          1997
     -------------------------------------------------------------------------------------
     Note payable to bank under a long-term revolving credit
         facility with terms as explained below                   $       0        12,500
     Capital lease obligation as explained below                      5,552         7,018
     Notes payable to the former shareholders of GSMC due in
         monthly installments of $137,880 including interest
         at 8% through July 1999; unsecured                             940         2,453
     Contract payable in monthly installments of $12,668
         including interest at 9% through January 2005; secured
         by real estate                                                 710           794
     Various other secured notes payable                                  0           687
     -------------------------------------------------------------------------------------
                                                                      7,202        23,452
     Less current maturities                                         (2,836)       (3,634)
     -------------------------------------------------------------------------------------
                                                                  $   4,366        19,818
     =====================================================================================

REVOLVING CREDIT FACILITY

The Company holds a $50 million long-term revolving credit facility from a syndicate of banks. The revolving line has two components: a $20 million tranche (Tranche A) to be used for general corporate purposes and letters of credit; and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Tranche A will expire on March 31, 1999, and Tranche B matures in February 2001. The amount available under Tranche B is reduced by $1.875 million quarterly beginning in June 1997. As a result, the maximum credit amount under the revolving credit facility was $36.9 million at December 31, 1998. The unused portion of the revolving credit facility is subject to a commitment fee, based on a calculation as defined in the agreement. At December 31, 1998, the Company had a $1.0 million letter of credit outstanding which expired on January 31, 1999.

Interest is payable based on variable rates which, at the Company's option, are based on prime rate (which was 7 3/4% at December 31, 1998) or a Eurodollar rate plus an applicable margin (which was 6 1/2% at December 31, 1998). The credit facility is secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat.

Among other restrictions, the revolving credit facility calls for maintenance of certain financial ratios and covenants, which include a tangible net worth floor, a liquidity ratio, a cash flow coverage ratio, a leverage ratio, a funded debt ratio and foreign subsidiary investment ratios. As of December 31, 1998, the Company was not in compliance with one of these covenants but has received a waiver for such non-compliance as of that date.

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

       In thousands
       -------------------------------------------------------------------------
       Year                                                              Amount
       -------------------------------------------------------------------------
       1999                                                           $   2,802
       2000                                                               2,802
       2001                                                               1,634
       -------------------------------------------------------------------------
       Total minimum lease payments                                       7,238
       Less amounts representing interest                                (1,686)
       -------------------------------------------------------------------------
       Present value of minimum lease payments                            5,552
       Less current maturities                                           (1,805)
       -------------------------------------------------------------------------
       Long-term capital lease obligation                             $   3,747
       =========================================================================

Principal maturities of long-term debt, including the capital lease obligation, are as follows for the years ended December 31:

       In thousands
       -------------------------------------------------------------------------
       Year                                                              Amount
       -------------------------------------------------------------------------
       1999                                                           $   2,836
       2000                                                               2,322
       2001                                                               1,636
       2002                                                                 120
       2003                                                                 131
       Thereafter                                                           157
       =========================================================================

NOTE PAYABLE

During 1998, the Company borrowed $1.5 million on a short-term note related to an employee incentive loan program (see Note 6). Interest on this note is payable at 7 3/4% per annum, and the note is due in June 1999.

(14) INCOME TAXES

A reconciliation of income taxes based on the statutory rate of 35% to the Company's actual income taxes based on earnings before income taxes and cumulative effect of accounting change for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

       In thousands                                               1998        1997        1996
       ----------------------------------------------------------------------------------------
       Federal income taxes at statutory federal rate        $   1,775         134       7,324
       State income taxes, net of federal income tax benefit       114          65         277
       Valuation allowance for deferred tax assets                 449         811           0
       Foreign                                                       0         122         314
       Other                                                        46        (174)       (221)
       ----------------------------------------------------------------------------------------
       Provision for income taxes                            $   2,384         958       7,694
       ========================================================================================

The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

       In thousands                                               1998        1997        1996
       ---------------------------------------------------------------------------------------
       CURRENT:
          Federal                                            $   2,173       2,333       6,617
          State                                                    175         130         401
          Foreign                                                    0         122         314
       ---------------------------------------------------------------------------------------
                   Total current                                 2,348       2,585       7,332
       ---------------------------------------------------------------------------------------
       DEFERRED:
          Federal                                                   39      (2,875)        337
          State                                                     (3)        (30)         25
       ---------------------------------------------------------------------------------------
                   Total deferred                                   36      (2,905)        362
       ---------------------------------------------------------------------------------------
       Total tax expense (benefit)                               2,384        (320)      7,694
       Less tax benefit related to cumulative effect of
           accounting change (note 17)                               0       1,278           0
       ---------------------------------------------------------------------------------------
                   Provision for income taxes                $   2,384         958       7,694
       ========================================================================================

Deferred tax assets and liabilities consist of the following at December 31:

       In thousands                                                           1998        1997
       ----------------------------------------------------------------------------------------
       DEFERRED TAX ASSETS:
            Allowance for impairment                                         2,940       3,242
            Allowance for inventory                                            928         539
            Allowance for doubtful accounts                                    851         530
            Capital loss carry forward                                         449           0
            Foreign property and equipment                                       0         372
            Pre-opening and start-up cost write-offs                             0         480
            Other                                                              240         262
       ----------------------------------------------------------------------------------------
                   Total deferred tax assets                                 5,408       5,425
                   Less valuation allowance                                   (449)       (811)
       ----------------------------------------------------------------------------------------
                   Deferred tax assets, net of valuation allowance           4,959       4,614
                   Less current deferred tax assets                         (1,870)     (1,319)
       ----------------------------------------------------------------------------------------
                   Long-term deferred tax assets                             3,089       3,295
       DEFERRED TAX LIABILITIES, PRIMARILY PROPERTY AND EQUIPMENT           (2,887)     (2,506)
       ----------------------------------------------------------------------------------------
                   Net long-term deferred tax assets                           202         789
       ========================================================================================

The valuation allowance that was present at December 31, 1997 was related to deferred tax implications of the Company's Latin American operations. The valuation allowance that remains at December 31, 1998 relates to capital loss carry forwards resulting from the Latin American divestitures. This valuation allowance is recorded due to the Company's uncertainty as to its ability to generate capital gains within the carry forward period to realize the tax benefit of the capital loss carry forwards. The Company believes it is more likely than not to realize the remaining net deferred tax assets based on: 1) the future reversing effects of deductible temporary differences being offset by reversing taxable temporary differences; 2) the extended period that is available to realize the reversing effects of the deductible temporary differences; and 3) the Company's expected future generation of taxable income adequate to realize the deferred tax benefits.


(15) LINES OF BUSINESS AND GEOGRAPHICAL DATA

The Company operates predominantly in the lines of business of product sales, wide area progressive systems, financing and gaming operations. All lines of business segments are described in the "organization" section of Note 1. Summarized financial information by line of business for 1998, 1997 and 1996 is as follows:

                                                                                 Gaming Operations
                                                                          -----------------------------
                                                                                         Latin American
                                                 Wide area                    GSMC --        gaming
                                   Product      progressive    Financing  MISS MARQUETTE    operations
In thousands                        sales         systems       income       (Note 21)       (Note 2)      Corporate   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
1998:
Revenue                          $   55,621        15,213         8,343         35,941         17,436              0        132,554
Direct costs                        (43,015)            0             0        (27,227)       (15,883)             0        (86,125)
Selling, general and
  administrative                     (4,812)       (2,119)            0           (248)        (1,853)        (8,325)       (17,357)
Depreciation and amortization          (240)         (230)            0         (2,420)        (1,976)        (1,042)        (5,908)
Interest and financing costs              0             0        (1,175)        (1,514)             0              0         (2,689)
Restructuring charges                     0             0             0              0         (1,809)        (1,447)        (3,256)
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations    $    7,554        12,864         7,168          4,532         (4,085)       (10,814)        17,219
===================================================================================================================================

Identifiable assets              $   31,576         9,550        43,287         34,544              0         21,551        140,508
===================================================================================================================================

Capital expenditures             $      116           671             0            722          1,809          2,955          6,273
===================================================================================================================================


1997:
Revenue                          $   61,683        13,329         7,810         32,312         22,444              0        137,578
Direct costs                        (48,302)            0             0        (27,896)       (21,498)             0        (97,696)
Selling, general and
  administrative                     (6,544)       (1,475)            0            (40)        (3,189)        (9,391)       (20,639)
Depreciation and amortization          (240)          (67)            0         (2,936)        (2,511)          (770)        (6,524)
Interest and financing costs              0             0        (2,595)        (1,109)             0              0         (3,704)
Impairment of long-lived assets           0             0             0         (8,751)             0           (487)        (9,238)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations    $    6,597        11,787         5,215         (8,420)        (4,754)       (10,648)          (223)
===================================================================================================================================
Cumulative effect of
accounting change (note 17)      $        0             0             0              0         (3,131)             0         (3,131)
===================================================================================================================================

Identifiable assets              $   32,765         9,485        57,285         35,772         15,369         14,480        165,156
===================================================================================================================================

Capital expenditures             $      198           843             0            575          2,748          5,595          9,959
===================================================================================================================================


1996:
Revenue                          $  104,512         8,149         7,549         18,584         15,793              0        154,587
Direct costs                        (81,171)            0             0        (13,260)       (13,562)             0       (107,993)
Selling, general and
  administrative                     (6,879)         (983)            0            (48)           (75)       (11,645)       (19,630)
Depreciation and amortization          (240)            0             0         (1,421)        (1,543)          (575)        (3,779)
Interest and financing costs              0             0        (2,052)          (232)             0              0         (2,284)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations    $   16,222         7,166         5,497          3,623            613        (12,220)        20,901
===================================================================================================================================

Identifiable assets              $   35,971         7,645        49,646         43,918         20,282         12,013        169,475
===================================================================================================================================

Capital expenditures(1)          $      253             0             0            378         10,752          1,313         12,696
===================================================================================================================================

(1) Includes non-cash transfers of gaming machine inventory to gaming operations equipment.

Summarized financial information by geographic area for 1998, 1997 and 1996 follows:

       In thousands                       North America   Latin America     Consolidated
       ---------------------------------------------------------------------------------
       1998:
       Revenue                            $    115,118        17,436           132,554
       Income (loss) from operations            21,304        (4,085)           17,219
       Identifiable assets                     140,508             0           140,508
       1997:
       Revenue                                 115,134        22,444           137,578
       Income (loss) from operations             4,531        (4,754)             (223)
       Identifiable assets                     149,787        15,369           165,156
       1996:
       Revenue                                 138,794        15,793           154,587
       Income from operations                   20,288           613            20,901
       Identifiable assets                     149,193        20,282           169,475

       =================================================================================

The Company had no customers who exceeded 10% of revenue in 1998 or 1997. The Company had one customer who accounted for 15.5% of total revenue in 1996.


(16) EMPLOYEE BENEFIT PLANS

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

On June 17, 1998, the Company offered to reprice certain outstanding options. Pursuant to such agreements, options totaling 381,000 were canceled and 195,750 new options were granted with an excercise price of $6.00 per share, the fair value of the shares on the grant date. The newly granted options vested fifty percent on date of grant and the remaining fifty percent vest in two annual equal installments commencing June 17, 1999.

Information with respect to shares under the plans is as follows:

                                                    Shares of common stock
                                             ---------------------------------
                                                  Available                         Weighted average
                                                        for       Outstanding      exercise price of
                                               option/award        Under Plan      shares under Plan
      -----------------------------------------------------------------------------------------------
      Outstanding at December 31, 1995            1,177,104           322,896              $    7.06
           Granted                                 (358,000)          358,000                  13.20
           Canceled                                   8,440            (8,440)                 11.45
           Exercised                                      0           (35,628)                  7.00
      -----------------------------------------------------------------------------------------------
      Outstanding at December 31, 1996              827,544           636,828                  10.46
           Granted                                 (381,270)          381,270                  16.24
           Canceled                                   6,000            (6,000)                 16.08
           Exercised                                      0              (470)                  9.44
      -----------------------------------------------------------------------------------------------
      Outstanding at December 31, 1997              452,274         1,011,628                  12.60
           Granted                                 (446,500)          446,500                   6.07
           Canceled                                 563,750          (563,750)                 14.76
      -----------------------------------------------------------------------------------------------
      Outstanding at December 31, 1998              569,524           894,378              $    7.98
      ===============================================================================================

The following table summarizes information concerning currently outstanding and exercisable options:

                                        Options outstanding                         Options exercisable
                           -----------------------------------------------   -------------------------------
                                                 Weighted
                                                  average         Weighted                          Weighted
      Range of Exercise         Number          remaining          average        Number    average exercise
      Prices               outstanding   contractual life   exercise price   exercisable               price
      ------------------------------------------------------------------------------------------------------
         $  5 to 10           708,378            6.6           $   6.43          391,002           $   6.75
           10 to 15           141,000            3.3              12.89          140,250              12.90
           15 to 20            45,000            5.9              17.10           41,250              17.17
      ------------------------------------------------------------------------------------------------------
                              894,378                                            572,502
      ======================================================================================================

The company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock based compensation plans other than for restricted stock. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's net earnings and earnings per share would have been reduced by approximately $0.6 million, or $0.03 per share in 1998 and $0.7 million, or $0.03 per share in 1996 and net loss and loss per share would have been increased by approximately $1.2 million, or $0.05 per share in 1997. The weighted average fair value of the options granted during 1998, 1997 and 1996 is estimated as $2.34, $8.40 and $7.09, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   1998        1997        1996
      --------------------------------------------------------------------------
      Expected dividend yield                       0.0%        0.0%        0.0%
      Expected stock price volatility              57.3%       62.6%       54.1%
      Risk-free interest rate                       5.5%        5.6%        5.6%
      Expected life of options (years)              4           4           6
      --------------------------------------------------------------------------

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


RETIREMENT PLAN

The Company has a 401(k) defined contribution benefit plan for its employees. In accordance with plan provisions, the Company provides a discretionary matching contribution of up to 6% of employee compensation. In July 1997, the employees of the MISS MARQUETTE riverboat casino operation became eligible to participate in the plan. The amount of expense recognized as a result of matching contributions was approximately $714,000, $511,000 and $268,000 in 1998, 1997 and 1996, respectively. Employees vest in Company contributions over a seven year period of employment.


(17) CHANGE IN ACCOUNTING METHOD

During the fourth quarter of 1997, the Company changed its accounting method for costs of pre-opening and start-up activities to capitalizing such costs subsequent to obtaining all regulatory approvals and authorizations for the underlying project and expensing such costs immediately upon opening the new operation. The Company's previous accounting method had been to capitalize such costs from inception until the project became operational, at which time the capitalized costs were amortized over a period not to exceed five years. The Company adopted this new accounting method because it conforms to the industry practice of major gaming companies, and retroactively applied the change to previously reported quarterly data, effective January 1, 1997. As a result of this accounting change, there are no such capitalized costs on the accompanying balance sheets.

The effect of adopting this new accounting method reduced 1997 earnings (loss) before cumulative effect of the accounting change by approximately $2.2 million, comprised of an increase in gaming operations and selling, general and administrative expenses of approximately $3.2 million, net of tax benefits of approximately $1.0 million.

The cumulative effect of this accounting change, reflected as a charge to 1997 earnings (loss) in the amount of approximately $3.1 million, is comprised of approximately $4.4 million of such costs capitalized at January 1, 1997, net of tax benefits of approximately $1.3 million. If the new method of accounting for pre-opening and start-up costs had been in effect in years prior to 1997, such costs comprising the cumulative effect of the accounting change would have been reflected primarily as 1996 expenses.


(18) COMMITMENTS AND CONTINGENCIES

During 1994, the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan guaranty agreement, as subsequently revised, allows the casino management company to borrow back prepaid amounts, and at December 31, 1998 the maximum allowable loan balance was $3.0 million. In return for the guaranty, the Company receives a loan guaranty fee based on a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of December 31, 1998, the outstanding loan balance was approximately $0.9 million, and during the years ended December 31, 1998, 1997 and 1996, the Company recognized income of approximately $90,000, $64,000 and $185,000, respectively, related to this agreement.

(19) RELATED PARTY TRANSACTION

As part of an agreement with a corporate shareholder (14% ownership), the Company guaranteed financing relating to a portion of the construction cost of a Native American casino facility, managed by the shareholder, that opened in December 1994. Financing under this guaranty has been paid in full. As consideration for the loan guaranty, the Company receives, from the shareholder, 4% of the distributable net income of the gaming operation over the term of the management contract, which expires December 1999. The Company will participate in any extensions to the management agreement between the shareholder and the Native American tribe. The Company's share of distributable net income related to this agreement during the years ended December 31, 1998, 1997 and 1996 of approximately $1.6 million, $1.9 million and $1.6 million, respectively, is included in financing income on the statements of operations.


(20) COMMON SHARES OUTSTANDING

The following is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the years ended December 31:

                                                             1998           1997           1996
       ----------------------------------------------------------------------------------------
       Weighted average common shares
          outstanding for basic EPS calculation        22,761,223     22,758,186     22,737,580
       Adjustments for assumed conversion shares
          (stock options)                                  40,404        137,890        228,360
       ----------------------------------------------------------------------------------------
       Weighted average common shares outstanding
          for diluted EPS calculation                  22,801,627     22,896,076     22,965,940
       ========================================================================================


(21) SUBSEQUENT EVENT

On March 11, 1999, the Company announced that a definitive agreement was signed whereby the Company would be acquired by a wholly-owned subsidiary of International Game Technology (IGT) for $10 per share in cash, totaling approximately $230 million. The Company would become a wholly-owned subsidiary of IGT under the terms of the agreement. The transaction is subject to certain conditions, including regulatory approvals, Sodak shareholder approval and IGT obtaining the financing required to fund the transaction. In addition, the Company is expected to divest the MISS MARQUETTE riverboat casino entertainment complex, and its 50% joint venture interest to develop a gaming riverboat complex in Louisiana (see Note 12). The holders of a majority of the common stock of the Company have agreed to vote in favor of the Merger. The transaction is expected to close in the second half of 1999.

(22) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company operates on a calendar year basis. The following table sets forth selected historical operating results for each quarter of 1998, 1997 and 1996.

                                                       First         Second        Third         Fourth
In thousands, except per share amounts                 Quarter       Quarter       Quarter       Quarter
---------------------------------------------------------------------------------------------------------
1998(1):
     Total revenue                                  $   29,886        36,012        32,870        33,786
     Income from operations                              3,180         4,492         4,568         4,979
     Net earnings (loss)                                 1,953         2,863         1,604        (3,733)
     Basic and diluted earnings (loss) per share          0.09          0.13          0.07         (0.16)
1997(2):
     Total revenue                                  $   29,100        33,338        35,636        39,504
     Income (loss) from operations                         492         2,840         5,082        (8,637)
     Earnings (loss) before cumulative effect of
           accounting change                               585         1,670         3,216        (6,047)
     Cumulative effect of accounting change             (3,131)            0             0             0
     Net earnings (loss)                                (2,546)        1,670         3,216        (6,047)
     Basic and diluted earnings (loss) per share         (0.11)         0.07          0.14         (0.26)
1996:
     Total revenue                                  $   21,542        34,791        63,102        35,152
     Income from operations                              4,267         6,393         8,253         1,988
     Net earnings                                        2,698         4,081         5,220         1,234
     Basic and diluted earnings per share                 0.12          0.18          0.23          0.05

=========================================================================================================

(1) The Company operated gaming halls and route operations in Peru from May 1995 through November 1998. In the fall of 1996, the Peruvian government announced that it would implement regulatory changes in conjunction with the transfer of gaming regulatory authority to the federal government and imposed a 200% increase in the per-machine tax which became effective in October 1996. While the Company paid this tax in 1996 and 1997, the Company did not pay any per-machine Federal gaming tax in 1998 due to lower court decisions in Peru holding such a tax to be unconstitutional. The Company had accrued for this tax until the fourth quarter of 1998 at which time the Company received a favorable decision from the Peruvian Supreme Court affirming the unconstitutionality of the Federal per-machine tax. Upon receipt of the ruling in the fourth quarter of 1998, the Company reversed the amounts accrued for this tax, amounting to approximately $1.3 million.
(2)  As restated for the accounting change described in Note 17.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Sodak Gaming, Inc.:


     We have audited the accompanying consolidated balance sheets of Sodak Gaming, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Sodak Gaming Peru S.A., a wholly-owned subsidiary, which statements reflect 7.0% of total consolidated assets as of December 31, 1997 and 10.7% of total consolidated revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sodak Gaming Peru S.A., is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sodak Gaming, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for pre-opening and start-up costs in 1997.



                                             \s\ KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 10, 1999, except as to Note 21, which is as of March 11, 1999

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 is incorporated by reference from the 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
         REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE

         The following financial statements are set forth under Item 8(a):

         Consolidated Statements of Operations for the years ended
            December 31, 1998, 1997 and 1996                                  42

         Consolidated Balance Sheets at December 31, 1998 and 1997            43

         Consolidated Statements of Shareholders' Equity and Comprehensive
            Income for the years ended December 31, 1998, 1997 and 1996       44

         Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                                  45

         Notes to Consolidated Financial Statements for the years ended
            December 31, 1998, 1997 and 1996                                  46

         Independent Auditors' Report                                         63

(a) 2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

         Independent Auditors' Report on Consolidated Financial Statement
            Schedule                                                          68

         Schedule II - Valuation and Qualifying Accounts                      69

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

       *10.3 1993 Long-Term Incentive and Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 33-62188).

       *10.4 1993 Directors' Stock Option Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-92524).

       *10.5 Employment Agreement for Michael G. Wordeman (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 33-62188).

       *10.6 Employment Agreement for Roland W. Gentner (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-62188).

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

       10.13 Exclusive Distributorship Agreement Among the Company and International Game Technology, dated March 12, 1998 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1997, File No. 0-21754) (portions of this exhibit are subject to confidential request pursuant to Rule 24b-2 of the Securities Act of 1934, as amended).

       10.14 Agreement between Sodak Gaming, Inc. and Michael G. Wordeman dated June 17, 1998 (Incorporated by reference to Exhibit
                  10.14 to the Company's Form 10-Q for the quarter ended June 30, 1998, File No. 0-21754).

       10.15 Purchase and Sale Agreement between the Company et al. and Pro-Gaming Consultants Ltd et al. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q for the quarter ended September 30, 1998, File No. 0-21754)

       10.16      Private Document between the Company and Fincorp Limited

       10.17 Contract of Sale/Purchase of Stock between the Company and Fincorp Limited

       10.18 Agreement for the Termination of the Contract of Operation of the Casino Between the Company and Admihotel Company, Ltda.

        11.1      Calculation of Earnings (Loss) Per Share of Common Stock.

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

        99.4 Non-Negotiable Promissory Noted dated July 1, 1996 between Gamblers Supply Management f Company and John T. Parker guaranteed by Sodak Gaming, Inc. (Incorporated by reference to Exhibit 99(d) to the Company's Form 8-K/A dated July 1, 1996, File No. 0-21754).

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


(b)  REPORTS ON FORM 8-K
     No report on Form 8-K was filed during the three month period ended December 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 30, 1999.         SODAK GAMING, INC.



                             By  \s\ Roland W. Gentner
                                 -----------------------------------------------
                                 Roland W. Gentner,
                                 Chief Executive Officer, President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                      Title
------------------------ ------------------------------------
Michael G. Wordeman*     Chairman of the Board               )
                                                             )
                                                             )
                                                             )
                                                             )
Roland W. Gentner*       Chief Executive Officer (principal
                         executive officer), President and
                         Director

Clayton R. Trulson*      Vice President, Finance             )
                         (principal financial officer)       )  By  \s\ Roland W. Gentner
                                                             )
                                                             )      ---------------------------
Thomas Celani*           Director                            )      Roland W. Gentner
                                                             )      Pro se and Attorney-in-Fact
Colin V. Reed*           Director                            )      March 30, 1999
                                                             )
Manuel Lujan, Jr.*       Director                            )
                                                             )
Ronnie Lopez*            Director                            )
                                                             )
                                                             )

*By Power of Attorney filed with this report as Exhibit 24.1 hereto.

    INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Shareholders
Sodak Gaming, Inc.:

Under the date of February 10, 1999, except as to Note 21, which is as of March 11, 1999, we reported on the consolidated balance sheets of Sodak Gaming, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the index at Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         \s\  KPMG Peat Marwick LLP


Minneapolis, Minnesota
February 10, 1999, except as to Note 21, which is as of March 11, 1999

                                   Schedule II

                               SODAK GAMING, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


-----------------------------------------------------------------------------------------------------------------
                      Column A                   Column B               Column C       Column D          Column E
-----------------------------------------------------------------------------------------------------------------

In thousands
                                               BALANCE AT            ADDITIONS--
                                                BEGINNING             CHARGED TO                       BALANCE AT
                  DESCRIPTION                   OF PERIOD     COSTS AND EXPENSES     DEDUCTIONS     END OF PERIOD
                  -----------                   ---------     ------------------     ----------     -------------
YEAR ENDED DECEMBER 31, 1996:
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts                   820                  2,788        2,698(1)              910

YEAR ENDED DECEMBER 31, 1997:
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts                   910                    882          232(1)            1,560

YEAR ENDED DECEMBER 31, 1998:
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts                 1,560                    501          110(1)            1,951



(1) Accounts deemed uncollectible

-----------------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX
                               SODAK GAMING, INC.

                           Annual Report on Form 10-K
                                       for
                          Year Ended December 31, 1997


                                                                    Sequentially
Exhibit                                                               Numbered
 Number                                                                 Page
--------                                                            ------------

  10.16  Private Document between the Company and Fincorp Limited       71

  10.17  Contract of  Sale/Purchase of Stock between the Company
         and Fincorp Limited                                            72

  10.18  Agreement for the Termination of the Contract of Operation
         of the Casino Between the Company and Admihotel Company,
         Ltda.                                                          76

   11.1  Calculation of Earnings (Loss) Per Share of Common Stock       81

   21.1  Subsidiaries of the Registrant                                 82

   23.1  Consent of KPMG Peat Marwick LLP                               83

   23.2  Consent of Arthur Andersen                                     84

   24.1  Powers of Attorney                                             85

   27.1  Financial Data Schedule (EDGAR Filing only)