Form 10-K/A
period 1998-12-31
SODAK GAMING INC
filed 1999-04-29
CIK 903856

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998          Commission File No. 0-21754

                               SODAK GAMING, INC.
             (Exact name of registrant as specified in its charter)


            SOUTH DAKOTA                               46-0407053
  (State or other jurisdiction of                   (I.R.S. Employer
   Incorporation or organization)                  Identification No.)

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth below:


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The following table sets forth certain information concerning the directors of the Company:

Name, Positions, and                 Director  Term                Business Experience During the Past Five Years
Offices with the Company             Since     Expiring in  Age               and Other Directorships
-----------------------------------  --------  -----------  ----  -------------------------------------------------
Michael G. Wordeman                  1989      1999         50    Chairman of the Board since 1989; Chief
Chairman of the Board                                             Executive Officer of the Company from 1989 to
                                                                  June 1998.

Roland W. Gentner                    1990      1999         55    Chief Executive Officer of the Company since
Chief Executive Officer,                                          June 1998; President of the Company since 1993;
President and Director                                            Chief Operating Officer of the Company from 1993
                                                                  to 1998; Vice President of the Company from 1991
                                                                  to 1993.

Thomas Celani                        1990      1999         43    President of Detroit Entertainment, LLC since
Director                                                          1997; Partner of North American Gaming since
                                                                  1993; Partner of Motor City Harley Davidson
                                                                  since 1997; Chief Executive Officer and owner of
                                                                  Action Distributing Company from 1982 to 1998.

Colin V. Reed                        1992      1999         51    Director and member of the three-executive
Director                                                          Office of the President (since December 1998),
                                                                  Chief Financial Officer (since April 1997) and
                                                                  Executive Vice President (since September 1995)
                                                                  of Harrah's Entertainment, Inc.; member of other
                                                                  management positions with Harrah's
                                                                  Entertainment, Inc. since 1987. He was a member
                                                                  of the Executive Committee of Harrah's Jazz
                                                                  Company and Director, Senior Vice President and
                                                                  Secretary of Harrah's Jazz Finance Corp., both
                                                                  of which filed petitions under Chapter 11 of the
                                                                  U.S. Bankruptcy Code in November 1995; on
                                                                  October 30, 1998, the Plan of Reorganization for
                                                                  both companies was consummated. Mr. Reed is also
                                                                  a Director of National Airlines, Inc. and JCC
                                                                  Holding Company.

Manuel Lujan, Jr.                    1993      1999         70    United States Secretary of the Department of the
Director                                                          Interior from 1989 to 1993; United States
                                                                  Congressman for New Mexico from 1969 to 1989;
                                                                  member of the Board of Directors of Public
                                                                  Service Company of New Mexico and First State
                                                                  Bank, Albuquerque, New Mexico.

Ronnie Lopez                         1993      1999         52    President of Phoenix International Consultants
Director                                                          since 1987; Director of Bank of America-Arizona
                                                                  since 1991; member of the Hispanic
                                                                  Congressional Caucus Institute Board of
                                                                  Directors

     The following table sets forth certain information concerning the executive officers of the Company:

       Name, Positions, and Offices                                    Business Experience
             with the Company                 Age                  During the Past Five Years
-------------------------------------------  -----   ------------------------------------------------------
Roland W. Gentner                              55    Chief Executive Officer of the Company since June
Chief Executive Officer,                             1998; President of the Company since 1993; Chief
President and Director                               Operating Officer of the Company from 1993 to 1998;
                                                     Vice President of the Company from 1991 to 1993.

Kevin Buntrock                                 41    Vice President of the Company since 1993.
Vice President--Corporate Development

Knute Knudson, Jr.                             50    Vice President of the Company since 1993.
Vice President--Administration

Michael G. Diedrich                            44    Vice President and Secretary of the Company since
Vice President, General Counsel and                  1993; General Counsel of the Company since 1991.
Secretary

Clayton R. Trulson                             54    Vice President and Treasurer of the Company since
Vice President--Finance                              1993; Chief Financial Officer of the Company from 1992
and Treasurer                                        to February 1996.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and noncash compensation for the last three years awarded to or earned by the Chief Executive Officer of the Company and the four highest paid executive officers of the Company:

                                                  ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                                 ---------------------     ------------------------
                                                                           Securities
                                                                           Underlying    Restricted    All other
                                                                              Options         Stock      Compen-
Name and Principal Position            Year        Salary      Bonus(1)    Granted(2)     Awards(3)     sation(4)
-----------------------------------    ----     ---------     ---------    ----------    ----------    ----------
Roland W. Gentner                      1998     $ 387,449     $ 203,000        -          $ 243,750     $  10,000
Chief Executive Officer (since June    1997     $ 333,480     $    -         60,000       $    -        $   9,500
1998) and Director                     1996     $ 293,538     $    -         60,000       $    -        $   9,500

Michael G. Wordeman                    1998     $ 215,605     $    -           -          $    -        $ 841,021
Chairman of the Board and former       1997     $ 412,892     $    -         80,000       $    -        $  13,040
Chief Executive Officer (5)            1996     $ 380,308     $    -         80,000       $    -        $  12,666

Kevin Buntrock                         1998     $ 164,350     $  62,500      80,000       $    -        $   9,273
Vice President - Corporate             1997     $ 154,956     $    -         40,000       $    -        $   8,930
Development                            1996     $ 146,769     $    -         40,000       $    -        $   9,118

Knute Knudson, Jr.                     1998     $ 156,110     $  65,000      60,000       $    -        $   8,930
Vice President -Administration         1997     $ 148,388     $    -         20,000       $    -        $   8,400
                                       1996     $ 137,415     $    -         20,000       $    -        $   8,580

Michael G. Diedrich                    1998     $ 145,090     $  52,500      34,000       $    -        $   8,306
Vice President, General Counsel        1997     $ 134,705     $    -         16,000       $    -        $   7,800
and Secretary                          1996     $ 128,385     $    -         16,000       $    -        $   8,381

Clayton R. Trulson,                    1998     $ 133,895     $  57,500      34,000       $    -        $   7,276
Vice President - Finance               1997     $ 119,760     $    -         16,000       $    -        $   6,900
and Treasurer                          1996     $ 113,923     $    -         16,000       $    -        $   8,070

-----------------------------------

(1) Includes cash bonuses paid in the following year with respect to services performed in the years indicated.
(2) Amounts represent options to purchase the number of shares of Common Stock shown. These amounts include options repriced in 1998. On June 17, 1998, the 1997 and 1996 options granted to Mr. Gentner totaling 120,000 shares were canceled. Also on June 17, 1998, the 1997 and 1996 options granted to Mr. Buntrock, Mr. Knudson, Mr. Diedrich and Mr. Trulson totaling 80,000, 40,000, 32,000 and 32,000, respectively, were canceled and 75% of the canceled options were replaced by options with a grant price equal to the fair market value on the date of reissuance. Total options reissued to Mr. Buntrock, Mr. Knudson, Mr. Diedrich and Mr. Trulson were 60,000, 30,000, 24,000 and 24,000, respectively.
(3) A restricted stock award was made to Mr. Gentner on December 16, 1998. A total of 30,000 shares were awarded. 50% of the award vested January 1, 1999 and the remaining 50% will vest on January 1, 2000. The unvested shares issued to Mr. Gentner will terminate if Mr. Gentner's employment terminates for certain reasons prior to vesting of such shares. The value of the shares issued, as presented, is based on the fair market value of the stock at the date of grant and does not take into account any diminution in value attributable to restrictions applicable to these shares. The value of the shares issued, based upon the stock price at December 31, 1998, was $249,375. The consummation of the pending merger with IGT would accelerate the vesting of these restricted stock awards.
(4) The amounts shown in this column include Company contributions to the Company's 401(k), and in the case of Mr. Wordeman, the 1998 balance includes amounts paid to him pursuant to the separation agreement dated June 17, 1998. In 1997 and 1996, Mr. Wordeman's other compensation also includes benefits attributable to an employee-owned life insurance policy.
(5)  Mr. Wordeman retired as Chief Executive Officer effective June 30, 1998.

STOCK OPTIONS

     The Company maintains a 1993 Long-Term Incentive and Stock Option Plan (the "1993 Option Plan"). The Company may grant stock options and other stock-based awards to executive officers and other employees and consultants of the Company under the 1993 Option Plan. The following table sets forth information with respect to options granted to the named executive officers in 1998:

OPTION GRANTS IN 1998

                                                                                   Potential Realization Values
                                       % of Total                                    at Assumed Annual Rates
                                        Options                                   of Stock Price Appreciation for
                           Number      Granted to       Exercise                          Option Term(3)
                         of Options    Employees         Price       Expiration   -------------------------------
Name                      Granted       in 1998        per Share        Date             5%               10%
----------------------  ------------  ------------  --------------  ------------  ---------------  --------------
Mr. Gentner                  -             n/a            n/a           n/a                  n/a              n/a

Mr. Wordeman                 -             n/a            n/a           n/a                  n/a              n/a

Mr. Buntrock             20,000 (1)       5.0%       $   6.00         6/17/08      $      75,467    $     191,249
Mr. Buntrock             60,000 (2)      15.1%       $   6.00         6/17/08      $     226,402    $     573,747

Mr. Knudson              30,000 (1)       7.6%       $   6.00         6/17/08      $     113,201    $     286,874
Mr. Knudson              30,000 (2)       7.6%       $   6.00         6/17/08      $     113,201    $     286,874

Mr. Diedrich             10,000 (1)       2.5%       $   6.00         6/17/08      $      37,734    $      95,625
Mr. Diedrich             24,000 (2)       6.1%       $   6.00         6/17/08      $      90,561    $     229,499

Mr. Trulson              10,000 (1)       2.5%       $   6.00         6/17/08      $      37,734    $      95,625
Mr. Trulson              24,000 (2)       6.1%       $   6.00         6/17/08      $      90,561    $     229,499

-----------------------------------

(1)  The options vest in four equal annual installments beginning June 17, 1999.

(2) On June 17, 1998, the 1997 and 1996 options granted to Mr. Gentner, Mr. Buntrock, Mr. Knudson, Mr. Diedrich and Mr. Trulson were canceled and were replaced with options equal to 75% of shares canceled for all except Mr. Gentner. The reissued options vested 50% on June 17, 1998 and the remaining 50% vest in two equal annual installments beginning June 17, 1999 (see "Option Repricing").

(3) The potential realizable value is calculated assuming that the fair market value of the Common Stock on the date of the grant as determined by the Board of Directors appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and the Common Stock received therefor is sold on the last day of the term of the option for the appreciated price. The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future increases in the price of the Common Stock.

     The following table sets forth information with respect to the exercise of options and the value of options held by executive officers as of December 31, 1998:

AGGREGATED OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998


                                                          Number of Unexercised       Value of Unexercised In-the-Money
                              Options Exercised        Options at December 31, 1998    Options at December 31, 1998(1)
                       -----------------------------   ----------------------------   ---------------------------------
                       Shares Acquired     Value
Name                     on Exercise      Realized      Exercisable   Unexercisable     Exercisable       Unexercisable
---------------------  ---------------  ------------   -------------  -------------   --------------      -------------
Mr. Gentner                   0            $0.00           47,188          8,500      $      47,175       $      15,725
Mr. Wordeman                  0            $0.00          138,532              -      $      69,375       $           -
Mr. Buntrock                  0            $0.00           44,012         56,000      $      99,254       $     130,250
Mr. Knudson                   0            $0.00           25,012         49,000      $      54,816       $     113,813
Mr. Diedrich                  0            $0.00           21,012         25,500      $      45,441       $      59,406
Mr. Trulson                   0            $0.00           26,524         25,500      $      54,601       $      59,406

--------------------------------------
(1) Amounts represent the difference between the aggregated option price of unexercised options and a $8.3125 market price on December 31, 1998, which was the closing price of the Company's Common Stock as reported on the last trading date of 1998.

OPTION REPRICING

     The Compensation Committee of the Board of Directors determined in June 1998 that the exercise price of a significant portion of the then-outstanding stock options was at such a high level that the incentives associated with such options had been substantially diminished. Based upon this judgment, the Committee authorized the Company to offer to all employees, other than Mr. Gentner and Mr. Wordeman, who then held outstanding stock options granted in 1996 and 1997, the opportunity to cancel those options and replace 75% of canceled options with options with a grant price equal to the fair market value on the date of issuance. The replacement options vested 50% on the date of grant and the remaining 50% vest in two equal installments beginning one year from the date of grant.

     The following table sets forth information concerning repricing of options held by executive officers during the ten-year period ending December 31, 1998.

TEN YEAR OPTIONS REPRICING

                                                       Market Price    Exercise                  Length of Original
                                         Number of      of Stock at    Price at        New           Option Term
                            Date of    Options After      Time of       Time of      Exercise    Remaining at Date
Name                       Repricing   Repricing(1)     Repricing      Repricing      Price         of Repricing
-------------------------  ---------   -------------   ------------   -----------   ----------   ------------------
Kevin Buntrock              06/17/98      30,000         $  6.00       $   12.69      $  6.00        7.7 years
Vice President -            06/17/98      30,000         $  6.00       $   16.38      $  6.00        8.6 years
Corporate Development

Knute Knudson, Jr.          06/17/98      15,000         $  6.00       $   12.69      $  6.00        7.7 years
Vice President -            06/17/98      15,000         $  6.00       $   16.38      $  6.00        8.6 years
Administration

Michael G. Diedrich         06/17/98      12,000         $  6.00       $   12.69      $  6.00        7.7 years
Vice President, General     06/17/98      12,000         $  6.00       $   16.38      $  6.00        8.6 years
Counsel and Secretary

Clayton R. Trulson          06/17/98      12,000         $  6.00       $   12.69      $  6.00        7.7 years
Vice President -            06/17/98      12,000         $  6.00       $   16.38      $  6.00        8.6 years
Finance and Treasurer

-------------------------------------
(1)  Represents 75% of canceled options.

LONG-TERM INCENTIVE PLAN AWARDS

     Other than its 1993 Option Plan, the Company does not maintain any long-term incentive plans.

DIRECTOR COMPENSATION

     The non-employee directors of the Company are currently compensated through an annual grant of options to purchase 10,000 shares of the Company's Common Stock at the fair market price of the Common Stock on the date of the option grant. Non-employee directors are also paid $1,500 per month and $2,000 for each board meeting they attend during the term for which they serve on the Company's Board of Directors. In addition, board members are reimbursed for travel and other expenses incurred in attending board meetings.

EMPLOYMENT AGREEMENTS

     On March 10, 1999, the Company entered into an employment agreement with the Chief Executive Officer, Roland W. Gentner, which supersedes Mr. Gentner's prior employment agreement. The new agreement provides for a one year initial term beginning on the effective date of the merger (for a discussion on the pending merger of the Company with IGT, see page 3 of the Company's 1998 Annual Report on Form 10-K filed March 30, 1999), and for additional one year terms thereafter unless Mr. Gentner or the Company chooses not to extend the employment term. The agreement provides for an annual base salary of $400,000 and an annual cash bonus equal to a percentage of Mr. Gentner's base salary ranging from 30% to 120%, depending on whether the Company achieves its performance goals for the year. On the effective date of the merger, IGT will grant Mr. Gentner 50,000 shares of restricted IGT stock that will become vested two years after the merger, except that Mr. Gentner will not be entitled to the shares of restricted stock if his employment terminates due to his death or disability, or before the one year anniversary of the date of the merger, his employment is terminated by the Company for "cause" (as defined in the agreement) or Mr. Gentner resigns without "good reason" (as defined in the agreement). If Mr. Gentner is terminated without "cause," if Mr. Gentner terminates his employment for "good reason," or if Mr. Gentner's employment terminates as a result of his death or disability, he is entitled to receive severance pay equal to his salary through the end of the term plus a pro rata portion of his annual bonus. If Mr. Gentner is terminated for "cause" or if Mr. Gentner terminates his employment without "good reason" he is entitled to receive severance pay equal to any accrued salary plus a pro rata portion of this annual bonus. If Mr. Gentner's employment terminates due to his death or disability before the second anniversary of the date of the merger, he will be entitled to receive the proceeds from a $1,000,000 life insurance policy in lieu of the 50,000 shares of restricted IGT stock.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     The Securities and Exchange Commission has implemented a rule which requires a company to disclose information with respect to reports that are required to be filed under Section 16 of the Securities Exchange Act of 1934, as amended, by directors, officers and 10% shareholders of such company, if any of such reports are not filed timely. Based solely upon a review of the copies of such reports furnished to the Company during the year ended December 31, 1998, the Company believes that all required filings applicable to executive officers and directors were complied with, with the following exception: Forms 4 for the 1998 granting of directors' options to Directors Reed, Lopez, Celani and Lujan were untimely filed.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     OVERVIEW. The Compensation Committee of the Board of Directors (the "Compensation Committee") reviews and establishes compensation strategies and programs to ensure that the Company attracts, retains, properly compensates and motivates qualified executives and other key employees. The Compensation Committee consists of two non-employee directors. The Compensation Committee typically meets each year in February or March, primarily to review and determine bonuses for executives and other key personnel, and otherwise meets on an as-needed basis. In the year ended December 31, 1998, the Compensation Committee met five times.

     The Compensation Committee believes that the Company's success depends greatly on the efforts of its officers and other key personnel. The Compensation Committee also believes the Company must compete with a number of other businesses for qualified personnel. For these reasons, the Company seeks to attract, retain and motivate its key employees with compensation that is competitive within the overall business community and the gaming industry, provided that performance of the Company and the individual warrant such compensation.

     EXECUTIVE COMPENSATION PROGRAM. As a person's level of responsibility increases, greater portions of total compensation are based on performance (as opposed to base salaries and benefits), competitive considerations give way to performance considerations in justifying the absolute pay levels and the mix of total compensation shifts toward stock, which aligns the long-term interests of executives with those of shareholders.

     At the senior executive levels, base salaries are average by industry standards and are adjusted annually. The focus is on TOTAL compensation. which consists of base salaries and "incentive compensation," the latter of which is comprised of both cash and stock options. The total amount of incentive compensation which the Board of Directors authorizes to be distributed each year is a function of the executive population covered and the profit performance of the Company as a whole in relation to the prior year. In determining the size of the annual incentive compensation pool the Board takes into consideration both absolute results and peer company comparisons of return on shareholders equity, growth in earnings per share and market share. Accordingly, the intent is to have the incentive compensation pool for each year go up or down on a leveraged basis tied to performance measures.

     COMPENSATION OF CHIEF EXECUTIVE OFFICER. The Compensation Committee believes that the compensation arrangements with Mr. Gentner are consistent with the Company's overall approach to executive compensation and serve to meet the Company's goal of retaining and motivating a highly qualified Chief Executive Officer. The Compensation Committee believes that the cash and equity incentives provide Mr. Gentner with a long-term incentive to remain with the Company, to contribute actively to the Company's continued growth and development and to manage the Company consistent with the interests of its shareholders. As a long-term incentive, the Compensation Committee believes Mr. Gentner's current equity holdings will motivate performance even if, in any particular year, pretax earnings decline from prior years' levels.

     SECTION 162(m) OF THE INTERNAL REVENUE CODE. Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally limits the corporate deduction for compensation paid to executive officers named in the proxy to one million dollars, unless the compensation is performance-based. The Compensation Committee's policy concerning the tax deductibility of executive compensation is that generally all such compensation will be designed to be tax deductible under
Section 162(m) of the Code. However, the Compensation Committee reserves the right to pay nondeductible compensation where the Compensation Committee believes it would be in the best interests of the Company, such as to attract or retain a key executive.


                                     THOMAS CELANI and MANUEL LUJAN, JR.,
                                     The Members of the Compensation Committee





COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Celani, a member of the Compensation Committee, was formerly an officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth certain information regarding the ownership of Common Stock as of March 19, 1999 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each officer of the Company named in the Summary Compensation Table and (iv) by all executive officers and directors as a group:

                                                  Shares of the Company's Common Stock
                                            -----------------------------------------------
                                                                  Options
                                                              Exercisable      Beneficially        Percent
Name and Address                                  Owned    within 60 days          Owned(1)       of Class
----------------------------------------    -----------    --------------    --------------    -----------
Roland W. Gentner                             2,255,600            55,688         2,311,288          9.93%
    5301 S. Highway 16
    Rapid City, SD 57701

Michael G. Wordeman                           3,308,000           148,532         3,456,532         14.85%
    1370 Neck Yoke Rd.
    Rapid City, SD 57702

Thomas Celani                                 3,114,000            42,000         3,156,000         13.56%
    34900 Grand River
    Farmington Hills, MI 48335

Harrah's Operating Company, Inc.(2)           3,192,488              -            3,192,488         13.72%
    206 N. Virgina Street
    Reno, NV 89501

Colin V. Reed(2)                                 61,000            34,000            95,000            *

Manuel Lujan, Jr.                                 9,000            30,000            39,000            *

Ronnie Lopez                                      1,075            42,000            43,075            *

Kevin Buntrock                                   42,204            50,012            92,216            *

Knute Knudson, Jr.                               42,205            29,012            71,217            *

Michael G. Diedrich                              47,414            24,512            71,926            *

Clayton R. Trulson                               60,619            30,024            90,643            *

All executive officers and directors as a
    group (10 persons)(2)                    12,133,605           485,780        12,619,385         54.22%

-------------------------------------------
*Less than 1%

(1) Includes shares which may be purchased upon exercise of options exercisable within 60 days of March 19, 1999.

(2) Harrah's Entertainment, Inc. is the beneficial owner of Harrah's Operating Company's interest in the Common Stock. Colin V. Reed is Harrah's designee on the Company's Board of Directors and may be deemed to be the beneficial owner of the Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Colin V. Reed, a director of the Company, is a director and executive officer of Harrah's Entertainment, Inc., which, through its wholly owned subsidiary, Harrah's Operating Company, Inc., currently manages the Harrah's Phoenix Ak-Chin casino and entertainment complex near Phoenix, Arizona. Harrah's Operating Company, Inc. owns approximately 14% of the Company's Common Stock. Harrah's Operating Company, Inc. is required to pay to the Company 131/3% of Harrah's management fee from the Harrah's Phoenix Ak-Chin pursuant to the terms of a Stockholders Agreement dated October 30, 1992, which was superseded by an Indian Gaming Development Agreement dated February 5, 1998.

     Ronnie Lopez, a director of the Company, is a principal of Phoenix International Consultants. The Company has engaged Phoenix International Consultants since May 1993 to provide consulting services in the area of government and foreign relations. The Company paid Phoenix International Consultants a total of $120,000 in 1998 for such services. The Company's consulting arrangement with Phoenix International Consultants may be terminated by either party at will.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Sodak Gaming, Inc.



Dated: April 27, 1999                 \s\ Clayton R. Trulson
                                    -------------------------------
                                    Clayton R. Trulson
                                    Vice President - Finance and Treasurer
                                    (Principal Financial and Accounting Officer)