Form 10-Q
period 1999-03-31
SODAK GAMING INC
filed 1999-05-04
CIK 903856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

         Yes __X__      No _____

At April 30, 1999, there were outstanding 22,814,140 shares of the Company's common stock.

                                  Page 1 of 43
                              Exhibit Index Page 18

                               Sodak Gaming, Inc.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

            Consolidated Statements of  Earnings for the three months ended
                 March 31, 1999 and 1998                                       3

            Consolidated Balance Sheets as of March 31, 1999 and
                 December 31, 1998                                             4

            Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1999 and 1998                                       5

            Notes to Consolidated Financial Statements                         6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

PART II.      OTHER INFORMATION

      Item 1. Legal Proceedings                                               15

      Item 2. Changes in Securities                                           16

      Item 3. Defaults Upon Senior Securities                                 16

      Item 4. Submission of Matters to a Vote of Security Holders             16

      Item 5. Other Information                                               16

      Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                    17

EXHIBIT INDEX                                                                 18

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               Sodak Gaming, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                Three months ended March 31,
                                               ------------------------------
In thousands, except per share amounts             1999              1998
-------------------------------------------    ------------      ------------
Revenue:
    Product sales                              $     17,934            10,764
    Gaming operations                                 7,962            13,365
    Wide area progressive systems                     3,601             3,669
    Financing income                                  1,779             2,088
                                               ------------      ------------
           Total revenue                             31,276            29,886
                                               ------------      ------------
Costs and expenses:
    Cost of product sales                            13,987             8,195
    Gaming operations                                 6,284            11,709
    Selling, general and administrative               4,079             4,284
    Depreciation and amortization                     1,228             1,510
    Interest and financing costs                        421             1,008
                                               ------------      ------------
           Total costs and expenses                  25,999            26,706
                                               ------------      ------------
Income from operations                                5,277             3,180
                                               ------------      ------------
Other income (expense):
    Loss on sale of joint venture interest             (439)               --
    Other                                                64                21
                                               ------------      ------------
           Total other income (expense)                (375)               21
                                               ------------      ------------
Earnings before income taxes                          4,902             3,201
Provision for income taxes                            1,789             1,248
                                               ------------      ------------
Net earnings                                   $      3,113             1,953
                                               ============      ============

Earnings per share, basic and diluted          $       0.14              0.09
                                               ============      ============
Weighted average number of common and
    assumed conversion shares outstanding            22,976            22,783
                                               ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


In thousands, except share and per share amounts                  March 31, 1999  December 31, 1998
---------------------------------------------------------------   --------------  -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $     12,819            6,100
    Current trade, notes and interest receivables                        39,973           38,210
    Net investment in sales-type leases, current maturities               1,543            1,640
    Inventories                                                          17,644           14,565
    Prepaid expenses                                                        405              408
    Refundable income taxes                                                  --            1,165
    Deferred income taxes                                                 2,030            1,870
                                                                   ------------     ------------
           Total current assets                                          74,414           63,958
Property and equipment, net                                              46,463           47,117
Notes receivable, net of current maturities                              21,316           24,708
Net investment in sales-type leases, net of current maturities            2,106            1,917
Investment in joint venture                                                  --            2,400
Deferred income taxes                                                        67              202
Other assets                                                                 56              206
                                                                   ------------     ------------
                                                                   $    144,422          140,508
                                                                   ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $     19,797           16,313
    Note payable                                                          1,500            1,500
    Current maturities of long-term debt                                  1,995            2,836
    Income taxes payable                                                    638               --
    Deferred financing fee revenue                                        1,151            1,278
    Accrued payroll and payroll-related costs                             2,324            3,891
    Other accrued liabilities                                             2,929            3,328
                                                                   ------------     ------------
           Total current liabilities                                     30,334           29,146

Long-term debt, net of current maturities                                 3,828            4,366
                                                                   ------------     ------------
           Total liabilities                                             34,162           33,512
                                                                   ------------     ------------

Shareholders' equity:
    Preferred stock, $0.001 par value, 25,000,000 shares
        authorized, none issued and outstanding                              --               --
    Common stock, $0.001 par value, 75,000,000 shares
        authorized, 22,814,140 and 22,789,908 shares
        issued and outstanding at March 31, 1999 and
        December 31, 1998, respectively                                      23               23
    Additional paid-in capital                                           64,377           64,226
    Retained earnings                                                    45,860           42,747
                                                                   ------------     ------------
           Total shareholders' equity                                   110,260          106,996
                                                                   ------------     ------------

                                                                   $    144,422          140,508
                                                                   ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three months ended March 31,
                                                                       ----------------------------
In thousands                                                               1999            1998
-------------------------------------------------------------------     ----------      ----------
Cash flows from operating activities:
    Net earnings                                                        $    3,113           1,953
    Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                        1,228           1,510
        Loss on sale of joint venture interest                                 439              --
        Provision for doubtful accounts                                         --             104
        Deferred income taxes                                                  (25)              3
        Changes in operating assets and liabilities:
           Trade and accrued interest receivables                           (1,053)         (1,010)
           Notes receivable relating to financed sales                       2,988           5,301
           Net investment in sales-type leases                                 (92)             --
           Inventories                                                      (3,079)          3,055
           Prepaid expenses                                                      3            (424)
           Accounts payable                                                  3,484         (14,455)
           Accrued liabilities and deferred financing fees                  (2,093)            277
           Income taxes payable, net of refundable income taxes              1,803           1,122
                                                                        ----------      ----------
               Net cash provided by (used in) operating activities           6,716          (2,564)
                                                                        ----------      ----------

Cash flows from investing activities:
    Cash advanced on notes receivable                                           --          (6,576)
    Payments received on notes receivable                                    1,655             435
    Purchases of property and equipment                                       (574)         (1,283)
    Decrease in other assets                                                   150              24
                                                                        ----------      ----------
               Net cash provided by (used in) investing activities           1,231          (7,400)
                                                                        ----------      ----------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                          --          18,500
    Principal repayments of long-term debt                                  (1,379)         (8,706)
    Net proceeds from exercise of stock options                                151              --
                                                                        ----------      ----------
               Net cash provided by (used in) financing activities          (1,228)          9,794
                                                                        ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                    --            (222)
                                                                        ----------      ----------
               Net increase (decrease) in cash and cash equivalents          6,719            (392)
Cash and cash equivalents, beginning of period                               6,100           3,942
                                                                        ----------      ----------
Cash and cash equivalents, end of period                                $   12,819           3,550
                                                                        ==========      ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $      311             971
    Cash paid during the period for income taxes                                12              --

Supplemental schedule of noncash investing activity:
    Note receivable obtained from sale of joint venture interest        $    1,961              --


The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


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

      These consolidated financial statements should be read in conjunction with the 1998 consolidated financial statements and notes thereto as published in the annual report on Form 10-K.

      Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


NOTE 2 - MERGER WITH IGT

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

      The Company is proceeding with its divestiture of gaming operations. On March 31, 1999, the Company sold its interest in the Louisiana joint venture to a subsidiary of Hollywood Casino Corporation for $2.5 million, payable six months after the opening of the Louisiana complex. The amount was discounted to reflect the present value of the transaction, resulting in a loss of $0.4 million. To assist in the disposition of the MISS MARQUETTE, the Company has retained an investment bank, which is currently conducting the sale process.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENT

      During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard during the first quarter of the year 2000, as required. The Company is in the process of evaluating SFAS 133 and the impact on the Company, but does not believe the impact will be material.

NOTE 4 - COMMON SHARES OUTSTANDING

      The following is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the three-month periods ended March 31, 1999 and 1998:


                                                 Three months ended March 31,
                                                -----------------------------
                                                     1999            1998
                                                ------------     ------------

Weighted average common shares outstanding
    for basic EPS calculation                     22,790,177       22,758,408
Adjustments for assumed conversion shares
    (stock options)                                  185,510           24,621
                                                ------------     ------------
Weighted average common shares
    outstanding for diluted EPS calculation       22,975,687       22,783,029
                                                ============     ============

Net earnings                                    $  3,112,984     $  1,952,520
                                                ============     ============

Earnings per share, basic                       $       0.14     $       0.09
                                                ============     ============

Earnings per share, diluted                     $       0.14     $       0.09
                                                ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      The Company's core business is distributing gaming equipment and ancillary products and providing wide area progressive systems primarily to Native American casinos. The Company also operates the MISS MARQUETTE riverboat casino and entertainment facility located on the Mississippi River at Marquette, Iowa. Other business activities include a participation in Harrah's Entertainment, Inc.'s (Harrah's) management fee from Harrah's Phoenix Ak-Chin casino in Arizona and income from financing product sales and casino ventures. Further, the Company had entered a joint venture with subsidiaries of Hollywood Casino Corporation (Hollywood) and New Orleans Paddlewheels (NOP) to develop a hotel, dining, retail and riverboat casino entertainment complex on the Red River in downtown Shreveport, Louisiana.

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

            The Company is proceeding with its divestiture of gaming operations. On March 31, 1999, the Company sold its interest in the Louisiana joint venture to a subsidiary of Hollywood for $2.5 million, payable six months after the opening of the Louisiana complex. The amount was discounted to reflect the present value of the transaction, resulting in a loss of $0.4 million. To assist in the disposition of the MISS MARQUETTE, the Company has retained an investment bank, which is currently conducting the sale process.

      The Company operated a casino and various gaming hall and route operations in certain Latin American countries from May 1995 through December 1998. In June 1998, the Company announced a corporate restructuring designed to refocus the Company on its North American businesses as described above. As part of the restructuring, the Company divested its Latin American gaming operations in Peru, Ecuador and Brazil. As of December 31, 1998, the restructuring was complete, and all Latin American operations were divested.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

      Net earnings increased 59% to $3.1 million, or $0.14 per share for the three months ended March 31, 1999, compared to $2.0 million, or $0.09 per share for the same period in 1998. The increase in earnings was primarily due to increased product sales and decreased interest and financing costs, offset in part by a $0.4 million loss on sale of the Company's interest in a Louisiana joint venture. Total revenue increased 5% to $31.3 million in 1999, compared to $29.9 million in 1998. Total costs and expenses decreased 3% to $26.0 million in 1999, compared to $26.7 million in 1998.

PRODUCT SALES

      Revenue from product sales increased 67% to $17.9 million in 1999 compared to $10.8 million in 1998. The increase was the result of a 69% increase in machine sales to $13.0 million in 1999, compared to $7.7 million in 1998 and a 61% increase in ancillary product sales to $4.9 million in 1999 compared to $3.0 million in 1998.

      New gaming machine shipments increased 90% to approximately 1,820 machines in 1999 compared to 960 machines in 1998. Average revenue per new machine sold during the first quarter of 1999 decreased to approximately $7,200, compared to $8,000 in 1998, due in part to a decreased percentage of enhanced, higher-priced machines in the mix of machines sold, and also due to an increase in the percentage of sales qualifying for cash discounts in 1999 compared to 1998.

      In 1999, 71% of the new machine shipments were to casinos in Arizona, New Mexico and Wisconsin. In 1998, 86% of the new machine shipments were to casinos in Arizona, Louisiana, Minnesota, New Mexico and Wisconsin. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

      The cost of product sales increased 71% to $14.0 million in 1999, from $8.2 million in 1998 as a result of increased product sales volume. The gross margin on product sales was 22.0% in 1999 as compared to 23.9% in 1998. The decrease in gross margin is primarily due to lower margins on ancillary product sales and an increase in the percentage of sales qualifying for cash discounts.

      The Company believes that its ability to provide products would be unaffected by the pending acquisition of the Company by IGT.

GAMING OPERATIONS

      Gaming operations revenue decreased 40% to $8.0 million in 1999, from $13.4 million in 1998. Direct costs of gaming operations decreased 46% to $6.3 million in 1999, compared to $11.7 million in 1998. The decrease in both revenue and direct costs was attributed primarily to the divestiture of the Latin American gaming operations.

      The MISS MARQUETTE riverboat casino and entertainment facility has 698 machines and 36 table games and is located on the Mississippi River at Marquette, Iowa. Although revenue decreased 2% to $8.0 million in 1999 compared to $8.1 million in 1998, direct operating costs also decreased 2% to $6.3 million in 1999 compared to $6.4 million in 1998. As a result, operating performance was steady in 1999 compared to 1998. As a condition of the pending acquisition of the Company by IGT, the Company is expected to divest this operation. To assist in the disposition of the MISS MARQUETTE, the Company has retained an investment bank, which is currently conducting the sale process.

WIDE AREA PROGRESSIVE SYSTEMS

      Wide area progressive systems revenue decreased 2% to $3.6 million in 1999, compared to $3.7 million in 1998. At March 31, 1999, 23 systems were in operation compared to 14 systems at March 31, 1998. During the first quarter of 1999, two new systems were introduced: ELVIS in a 25(cent) denomination and an intrastate SLOTOPOLY. The number of machines on the systems at March 31, 1999 increased to approximately 2,200 from approximately 1,700 at March 31, 1998. While the number of machines grew, revenue declined slightly due to the fact that the

Company continued to replace machines on older systems which provide higher margins to the Company with machines on newer systems which provide lower margins to the Company. These newer systems have greater player appeal and acceptance, as well as greater casino acceptance. Continued machine additions to existing systems along with the introduction of new, innovative systems and the placement of machines and systems in new jurisdictions is anticipated to provide increased future revenue growth. However, there can be no assurance that casinos will continue adding systems and machines and that necessary regulatory approvals will be obtained in prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue from wide area progressive systems.

      At March 31, 1999, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. The systems in operation were:
HIGH ROLLERS, MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, SLOTOPOLY (one interstate and one intrastate), FABULOUS 50'S, QUARTERMANIA (one interstate and two intrastate), WHEEL OF GOLD, TOTEM POLE, PINBALLMANIA, JEOPARDY! (one interstate and one intrastate), ELVIS(R), Nickelmania, SUPER NICKELMANIA and WHEEL OF FORTUNE in both dollar (one interstate and one intrastate) and 25(cent) denominations (one interstate and two intrastate).

      The Company believes that its ability to provide wide area progressive systems would be unaffected by the pending acquisition of the Company by IGT.

FINANCING INCOME

      Financing income results from interest income on notes receivable, fees charged in association with financing arrangements and the Company's portion of the management fee from Harrah's Entertainment, Inc.'s (Harrah's) Phoenix Ak-Chin casino and entertainment facility. Financing income decreased 15% to $1.8 million in 1999, compared to $2.1 million in 1998. The decrease was primarily due to a lower outstanding balance of interest-bearing receivables related to financed sales in 1999 compared to 1998.

      The Company recognized revenue of $0.5 million in both 1999 and 1998 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). This fee is earned in conjunction with a financing guaranty provided to Harrah's by the Company during the initial development and early operations phases of the facility. The guaranty expired in 1996 when the loan was paid in full. As consideration for the guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract, which expires December 1999. The Company is entitled to participate in any extensions to the management agreement between Harrah's and the Native American tribe associated with the Harrah's Phoenix Ak-Chin. There can be no assurance that Harrah's management contract will be extended or that the terms of any extension will not change materially from the current management contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased 5% to $4.1 million in 1999, from $4.3 million in 1998. As a percent of total revenue, selling, general and administrative expenses decreased to 13.0% in 1999 compared to 14.3% in 1998.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased 19% to $1.2 million in 1999, compared to $1.5 million in 1998. This decrease was primarily attributable to the decreased depreciation resulting from the Latin American divestitures in 1998, partially offset by increased depreciation related to a Company-wide information system placed in service in the fourth quarter of 1998.

INTEREST AND FINANCING COSTS

      Interest and financing costs decreased 58% to $0.4 million in 1999, from $1.0 million in 1998. The decrease in interest and financing costs was primarily the result of increased cash flows from operations during the latter part of 1998 and into 1999, which in turn decreased first quarter 1999 borrowings to fund working capital needs as compared to 1998.

INCOME FROM OPERATIONS

      The cumulative effect of the above described changes resulted in a 66% increase in income from operations to $5.3 million in 1999, compared to $3.2 million in 1998. As a percent of total revenue, income from operations increased to 16.9% in 1999, from 10.6% in 1998. The increase in the operating margin was primarily due to increased product sales and decreased interest and financing costs.

OTHER

      Other income (expense) in 1999 consisted primarily of a $0.4 million loss on the sale of the Company's interest in a joint venture to develop a Louisiana gaming riverboat complex. Earnings before income taxes increased 53% to $4.9 million in 1999, compared to $3.2 million in 1998. Provision for income taxes was $1.8 million in 1999 as compared to $1.2 million in 1998, representing 37% and 39% of earnings before income taxes in 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

      Working capital increased $9.3 million to $44.1 million during the three months ended March 31, 1999. The increase is attributable to an increase in current assets of $10.5 million, partially offset by an increase in current liabilities of $1.2 million.

CASH FLOWS

      During the three months ended March 31, 1999, the Company's cash and cash equivalents increased $6.7 million to $12.8 million. Cash provided by operating activities was $6.7 million in 1999 compared to $2.6 million used in operating activities in 1998. Significant items affecting 1999 operating cash flows were net income, depreciation and amortization, loss on sale of joint venture interest and changes in operating assets and liabilities.

      Cash provided by investing activities amounted to $1.2 million in 1999 compared to $7.4 million used in investing activities in 1998. Cash provided by investing activities in 1999 consisted primarily of $1.7 million in payments received on notes receivable from customer financing, partially offset by $0.6 million used to purchase property and equipment. Cash used in investing activities in 1998 consisted primarily of $6.6 million advanced on notes receivable primarily for customer financing and $1.3 million used to purchase property and equipment. These 1998 uses were partially offset by $0.4 million in payments received on notes receivable for customer financing. The property and equipment purchases in 1999 were primarily for: 1) wide area progressive equipment placed at customer casinos, 2) service vehicles and 3) gaming equipment at the MISS MARQUETTE. The property and equipment purchases in 1998 were primarily attributable to costs associated with the development of a new Company-wide information system, and expenditures in Peru for leasehold improvements and gaming operations equipment.

      Financing activities used $1.2 million in 1999 compared to $9.8 million provided in 1998. The 1999 uses resulted primarily from repayments of long-term debt related to the MISS MARQUETTE. The cash provided by financing activities in 1998 consisted of proceeds from borrowings on the Company's revolving credit facility, net of principal repayments on the revolving credit facility and other long-term debt.

INDEBTEDNESS/LINES OF CREDIT

      The Company had $5.8 million of long-term debt outstanding at March 31, 1999. Of that amount, $5.1 million relates to the balance of a financing obligation resulting from the sale-leaseback arrangement involving certain MISS MARQUETTE furniture and equipment. The remaining $0.7 million of long-term debt is secured by certain real property of the MISS MARQUETTE.

      The Company also has outstanding $1.5 million on a short-term note related to an employee incentive loan plan. This note is due in July 1999.

      The Company has a long-term revolving credit facility from a syndicate of banks. The revolving line had two components, a $20 million tranche (Tranche A) to be used for general corporate purposes and letters of credit, and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. Tranche A matured on March 31, 1999 and was not renewed at the election of the Company. The amount available under Tranche B is being reduced by $1.875 million quarterly since June 1997, and matures in February 2001. As a result, the maximum credit amount under the revolving credit facility was $15 million at March 31, 1999. There were no borrowings or letters of credit outstanding under the credit facility as of March 31, 1999. The unused portion of the credit facility is subject to a commitment fee, based upon a calculation as defined in the revolving credit agreement. Interest is payable at variable rates which, at the Company's option, are based on the prime rate or a Eurodollar rate plus an applicable margin. The revolving credit facility is secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat.

CAPITAL COMMITMENTS

      During 1994 the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan guaranty agreement, as subsequently revised, allows the casino management company to borrow back prepaid amounts, and at March 31, 1999 the maximum allowable loan balance was $3.0 million. In return for the guaranty, the Company receives a loan guaranty fee based upon a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of March 31, 1999 the outstanding loan balance was $1.7 million.

      The Company entered into an agreement with subsidiaries of Hollywood and NOP to develop a riverboat casino, hotel and retail complex in Shreveport, Louisiana. The proposed project, to be managed by Hollywood, received regulatory approval by the LGCB in September 1998. The project was anticipated to be financed by an equity investment from the Company and Hollywood equal to approximately 25% of the total estimated $185 million project cost; the remaining 75% was anticipated to be financed through a debt offering or other credit facility. During 1998, the Company invested $2.4 million in the joint venture, but had no commitment to invest additional funds until financing for the project is arranged. The debt financing for the project was anticipated to occur in mid-1999, at which time it was anticipated that the Company and Hollywood each would have invested approximately $21 million additional equity in the joint venture. The Company and Hollywood each effectively own 50% of the joint venture (subject to a 10% residual interest by NOP in the event the operation is sold to a third party).

      As a condition of the agreement to be acquired by IGT, the Company is expected to divest its interest in this project. On March 31, 1999, the Company sold its interest in the Louisiana joint venture to a subsidiary of Hollywood for $2.5 million, payable six months after the opening of the Louisiana complex. The amount was discounted to reflect the present value of the transaction, resulting in a loss of $0.4 million.

IMPACT OF INFLATION

      Inflation has not had a significant effect on the Company's operations during the three months ended March 31, 1999.

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

      The Company is utilizing both internal and external resources to accomplish its Year 2000 compliance plan, which began in November 1998 and is expected to be substantially complete by the third quarter of 1999. Risk management consultants have been engaged to review and assist Sodak in our Year 2000 compliance plans and efforts. The Company is also actively pursuing efforts to ensure the readiness of our products and services.

COSTS
      The Company estimates that its direct costs for Year 2000 compliance will consist primarily of costs related to the staff time devoted to Year 2000 compliance. The Company expects expenditures related to Year 2000 compliance to approximate $0.2 million.

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

The Company's NAPS are the proprietary systems of IGT. IGT is in the process of upgrading all wide area progressive system software. The software upgrade obtained regulatory approval in Native American jurisdictions in March 1999. IGT implemented the upgrade of all wide area progressive system software in late March 1999.

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

      The Company believes the implementation of the integrated Oracle Applications system and completion of the Year 2000 project as scheduled will significantly reduce the risk of significant operating problems. Based on our Year 2000 project timeline, the majority of our application systems should be tested by the third quarter of 1999. The Company believes this timetable should allow enough time to fix or replace any business critical problems discovered during the testing phase.

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

      The Defendants argued a variety of motions to dismiss and also procedural motions before the Court on November 3, 1997. The Court ruled on the same issuing various Orders which were entered and served on December 19, 1997. The most significant rulings were that the Court ordered Plaintiffs to file an Amended Complaint by January 9, 1998, and the Plaintiffs wire fraud count against Defendants was dismissed with prejudice (cannot be relitigated). On March 19, 1998 the Court granted Defendant's Motion to Bifurcate Discovery and to Stay Merits Discovery until the Court decides the Plaintiff's Motion for Class Certification. Class certification proceedings continue.

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            10.19  Employment agreement between the Company and Roland W.
                   Gentner.

            10.20 Membership Interest Purchase Agreement between the Company and HWCC-Louisiana, Inc.

      b.    Reports on Form 8-K

            Form 8-K dated March 11, 1999, reporting the Company's merger agreement with International Game Technology.

                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 30, 1999




                                        SODAK GAMING, INC.




                                        By:  \s\ Clayton R. Trulson
                                            ------------------------------
                                            Clayton R. Trulson
                                            Vice President of Finance
                                            and Treasurer

                                  EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
------                                                                  ----


10.19  Employment agreement between the Company and Roland W. Gentner    19



10.20  Membership Interest Purchase Agreement between the Company and
       HWCC-Louisiana, Inc.                                              28


27     Financial Data Schedule (submitted with EDGAR filing only)