Form 10-Q
period 1999-06-30
SODAK GAMING INC
filed 1999-08-13
CIK 903856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________


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

            Yes  __X__     No  _____

At August 11, 1999, there were outstanding 22,814,140 shares of the Company's common stock.

                                  Page 1 of 58
                              Exhibit Index Page 24

                               Sodak Gaming, Inc.


                                      INDEX


                                                                                                           Page
PART I.        FINANCIAL INFORMATION
      Item 1.     Consolidated Financial Statements

            Consolidated Statements of Earnings for the three months ended
                        June 30, 1999 and 1998                                                               3

            Consolidated Statements of Earnings for the six months ended
                        June 30, 1999 and 1998                                                               4

            Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                            5

            Consolidated Statements of Cash Flows for the six months ended
                        June 30, 1999 and 1998                                                               6

            Notes to Consolidated Financial Statements                                                       7

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations      9

PART II.       OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                         21

      Item 2.     Changes in Securities                                                                     22

      Item 3.     Defaults Upon Senior Securities                                                           22

      Item 4.     Submission of Matters to a Vote of Security Holders                                       22

      Item 5.     Other Information                                                                         22

      Item 6.     Exhibits and Reports on Form 8-K                                                          22

SIGNATURES                                                                                                  23

EXHIBIT INDEX                                                                                               24


                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               Sodak Gaming, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                           Three months ended June 30,
                                                                                  -----------------------------------------
                   Dollars in thousands, except per share amounts                           1999                  1998
                   ------------------------------------------------------------   -------------------  --------------------
                   Revenue:
                       Product sales                                           $           16,695               14,969
                       Wide area progressive systems                                        4,069                3,915
                       Financing income                                                     1,768                2,551
                                                                                  -------------------  --------------------
                              Total revenue                                                22,532               21,435
                                                                                  -------------------  --------------------
                   Costs and expenses:
                       Cost of product sales                                               12,189               11,366
                       Selling, general and administrative                                  3,783                4,688
                       Depreciation and amortization                                          627                  306
                       Interest and financing costs                                            45                  363
                                                                                  -------------------  --------------------
                              Total costs and expenses                                     16,644               16,723
                                                                                  -------------------  --------------------
                   Income from operations                                                   5,888                4,712
                   Other income, net                                                          181                   45
                                                                                  -------------------  --------------------
                   Earnings before income taxes                                             6,069                4,757
                   Provision for income taxes                                               2,245                1,715
                                                                                  -------------------  --------------------
                   Earnings from continuing operations                                      3,824                3,042
                   Income (loss) from discontinued operations
                            less applicable income taxes                                    1,411                 (179)
                                                                                  -------------------  --------------------
                   Net earnings                                                $            5,235                2,863
                                                                                  ===================  ====================

                   Earnings per share basic and diluted:
                        Earnings from continuing operations                    $             0.17                 0.13
                        Income (loss) from discontinued operations                           0.06                 0.00
                                                                                  -------------------  --------------------
                        Net earnings                                           $             0.23                 0.13
                                                                                  ===================  ====================
                   Weighted average number of common and assumed conversion
                       shares outstanding                                              23,009,713           22,769,961
                                                                                  ===================  ====================




The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                          Six months ended June 30,
                                                                                  -----------------------------------------
                   Dollars in thousands, except per share amounts                           1999                  1998
                   ------------------------------------------------------------   -------------------  --------------------
                   Revenue:
                       Product sales                                           $           34,628               25,732
                       Wide area progressive systems                                        7,670                7,584
                       Financing income                                                     3,548                4,639
                                                                                  -------------------  --------------------
                              Total revenue                                                45,846               37,955
                                                                                  -------------------  --------------------
                   Costs and expenses:
                       Cost of product sales                                               26,177               19,561
                       Selling, general and administrative                                  7,642                7,844
                       Depreciation and amortization                                        1,242                  605
                       Interest and financing costs                                           169                  943
                                                                                  -------------------  --------------------
                              Total costs and expenses                                     35,230               28,953
                                                                                  -------------------  --------------------
                   Income from operations                                                  10,616                9,002
                   Other income, net                                                          245                   66
                                                                                  -------------------  --------------------
                   Earnings before income taxes                                            10,861                9,068
                   Provision for income taxes                                               3,996                3,274
                                                                                  -------------------  --------------------
                   Earnings from continuing operations                                      6,865                5,794
                                                                                  -------------------  --------------------
                   Discontinued operations:
                        Income (loss) from discontinued operations
                            less applicable income taxes                                    1,768                 (979)
                        Loss on disposal of joint venture interest,
                            less applicable income taxes                                     (285)                   -
                                                                                  -------------------  --------------------
                                 Total discontinued operations                              1,483                 (979)
                                                                                  -------------------  --------------------
                   Net earnings                                                $            8,348                4,815
                                                                                  ===================  ====================

                   Earnings per share basic and diluted:
                        Earnings from continuing operations                    $             0.30                 0.25
                        Income (loss) from discontinued operations                            .07                (0.04)
                        Loss on disposal of joint venture interest                          (0.01)                   -
                                                                                  -------------------  --------------------
                        Net earnings per share                                 $             0.36                 0.21
                                                                                  ===================  ====================

                   Weighted average number of common and assumed conversion
                       shares outstanding                                              22,992,766           22,776,495
                                                                                  ===================  ====================




The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


             In thousands, except share and per share amounts                                      June 30, 1999   December 31, 1998
             --------------------------------------------------------------------------------  ------------------- -----------------
             ASSETS
             Current assets:
                 Cash and cash equivalents                                                   $          23,199           6,100
                 Current trade, notes and interest receivables                                          37,596          38,210
                 Net investment in sales-type leases, current maturities                                 2,384           1,640
                 Inventories                                                                            21,194          14,565
                 Prepaid expenses                                                                          324             408
                 Refundable income taxes                                                                     -           1,165
                 Net assets held for sale                                                               21,736              -
                 Deferred income taxes                                                                   2,571           1,870
                                                                                               -------------------   ---------------
                        Total current assets                                                           109,004          63,958
             Property and equipment, net                                                                17,030          47,117
             Notes receivable, net of current maturities                                                17,613          24,708
             Net investment in sales-type leases, net of current maturities                              1,559           1,917
             Investment in joint venture                                                                     -           2,400
             Deferred income taxes                                                                           -             202
             Other assets                                                                                   58             206
                                                                                               -------------------   ---------------
                                                                                             $         145,264         140,508
                                                                                               ===================   ===============
             LIABILITIES AND SHAREHOLDERS' EQUITY
             Current liabilities:
                 Accounts payable                                                            $          24,949          16,313
                 Note payable                                                                                -           1,500
                 Current maturities of long-term debt                                                        -           2,836
                 Income taxes payable                                                                    1,217               -
                 Deferred financing fee revenue                                                            899           1,278
                 Accrued payroll and payroll-related costs                                               1,403           3,891
                 Other accrued liabilities                                                                 523           3,328
                                                                                               -------------------   ---------------
                        Total current liabilities                                                       28,991          29,146

             Long-term debt, net of current maturities                                                       -           4,366
             Deferred Taxes                                                                                777              -
                                                                                               -------------------   ---------------
                        Total liabilities                                                               29,768          33,512
                                                                                               -------------------   ---------------

             Shareholders' equity:
                 Preferred stock, $0.001 par value, 25,000,000 shares authorized, none
                     issued and outstanding                                                                  -               -
                 Common stock, $0.001 par value, 75,000,000 shares authorized, 22,814,140 and 22,789,908 shares
                     issued and outstanding at June 30, 1999 and
                     December 31, 1998, respectively                                                        23              23
                 Additional paid-in capital                                                             64,377          64,226
                 Retained earnings                                                                      51,096          42,747
                                                                                               -------------------   ---------------
                        Total shareholders' equity                                                     115,496         106,996
                                                                                               -------------------   ---------------

                                                                                             $         145,264         140,508
                                                                                               ===================   ===============





The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six months ended June 30,
                                                                                         -----------------------------------------
             In thousands                                                                       1999                  1998
             --------------------------------------------------------------------------  -------------------   -------------------
             Cash flows from operating activities:
                 Net earnings                                                          $        8,348                 4,815
                 Adjustments to reconcile net earnings to net cash
                     provided by operating activities:
                     Depreciation and amortization                                              1,854                 2,937
                     Loss on sale of joint venture interest                                       439                     -
                     Provision for doubtful accounts                                                -                   244
                     Gain on sale of property, equipment and real estate                            -                   (47)
                     Deferred income taxes                                                        278                   321
                     Changes in operating assets and liabilities:
                        Trade and accrued interest receivables                                  1,729                   (15)
                        Notes receivable relating to financed sales                             4,784                16,160
                        Net investment in sales-type leases                                      (386)                    -
                        Inventories                                                            (6,807)                3,654
                        Prepaid expenses                                                         (102)                 (118)
                        Accounts payable                                                        8,885               (12,756)
                        Accrued liabilities and deferred financing fees                        (3,399)                2,017
                        Income taxes payable, net of refundable income taxes                    2,382                  (268)
                                                                                         -------------------   -------------------
                            Net cash provided by operating activities                          18,005                16,944
                                                                                         -------------------   -------------------

             Cash flows from investing activities:
                 Cash advanced on notes receivable                                                  -                (6,576)
                 Payments received on notes receivable                                          3,061                 2,497
                 Proceeds from sale of property, equipment and real estate                          -                   524
                 Purchases of property and equipment                                             (926)               (4,553)
                 Decrease in other assets                                                         148                   157
                                                                                         -------------------   -------------------
                            Net cash provided by (used in) investing activities                 2,283                (7,951)
                                                                                         -------------------   -------------------

             Cash flows from financing activities:
                 Proceeds from long-term borrowings                                                 -                28,000
                 Principal repayments of long-term debt                                        (3,340)              (33,962)
                 Net proceeds from exercise of stock options                                      151                     -
                                                                                         -------------------   -------------------
                            Net cash used in financing activities                              (3,189)               (5,962)
                                                                                         -------------------   -------------------

             Effect of exchange rate changes on cash and cash equivalents                           -                   (50)
                                                                                         -------------------   -------------------
                            Net increase in cash and cash equivalents                          17,099                 2,981
             Cash and cash equivalents, beginning of period                                     6,100                 3,942
                                                                                         -------------------   -------------------
             Cash and cash equivalents, end of period                                  $       23,199                 6,923
                                                                                         ===================   ===================

             Supplemental disclosure of cash flow information:
                 Cash paid during the period for interest                              $          588                 1,665
                 Cash paid during the period for income taxes                                   2,134                 2,877

             Supplemental schedule of noncash investing activity:
                 Note receivable obtained from sale of joint venture interest          $        1,961                     -




The accompanying notes are an integral part of the consolidated financial statements.

                               Sodak Gaming, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)



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


NOTE 2 - MERGER WITH IGT

      On March 11, 1999, the Company announced that a definitive agreement was signed whereby the Company would be acquired by a wholly-owned subsidiary of International Game Technology (NYSE: IGT), a world leader in the design, development and manufacture of microprocessor-based gaming products and software systems in all jurisdictions where gaming is legal. Under this merger agreement, each outstanding share of Sodak common stock will be converted into the right to receive $10 in cash. The Company would become a wholly-owned subsidiary under the terms of the agreement. The shareholders of Sodak, at a special shareholder meeting on July 7, 1999, voted to approve the merger agreement. The transaction is expected to close in the second half of 1999. As conditions to closing, the Company agreed to divest its wholly-owned riverboat casino entertainment complex, the MISS MARQUETTE, and its 50% joint venture interest to develop a gaming riverboat complex in Louisiana.

      The Company is proceeding with its divestiture of gaming operations. On March 31, 1999, the Company sold its interest in the Louisiana joint venture to a subsidiary of Hollywood Casino Corporation for $2.5 million, payable six months after the opening of the Louisiana complex. The amount was discounted to reflect the present value of the transaction, resulting in a loss of $0.4 million. On July 30, 1999, the Company entered into a definitive agreement to sell the Miss Marquette riverboat casino and associated real property and assets to Lady Luck Gaming Corporation. The agreement provides for a sale price of $41.67 million and the assumption of certain liabilities. Closing of the sale is anticipated to be prior to October 31, 1999. The assets of the Miss Marquette Riverboat expected to be divested are classified as net assets held for sale. Completion of the sale is conditioned upon regulatory approvals, financing and satisfaction of other customary conditions.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENT

      During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard during the first quarter of the year 2001, as required. The Company is in the process of evaluating SFAS 133 and the impact on the Company, but does not believe the impact will be material.

NOTE 4 - COMMON SHARES OUTSTANDING

      The following is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the three-month and six month periods ended June 30, 1999 and 1998:



                                                        Three months ended June 30,            Six months ended June 30,
                                                   ------------------------------------  ----------------------------------
                                                            1999             1998                1999             1998
                                                   ----------------  ------------------  ----------------  ----------------
Weighted average common shares outstanding
    for basic EPS calculation                           22,814,140          22,758,408        22,802,225        22,758,408
Adjustments for assumed conversion shares
    (stock options)                                        195,573              11,553           190,541            18,087
                                                   ----------------  ------------------  ----------------  ----------------
Weighted average common shares
    outstanding for diluted EPS calculation             23,009,713          22,769,961        22,992,766        22,776,495
                                                   ================  ==================  ================  ================



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

      On March 11, 1999, the Company announced that a definitive agreement was signed whereby the Company would be acquired by a wholly-owned subsidiary of International Game Technology (NYSE: IGT), a world leader in the design, development and manufacture of microprocessor-based gaming products and software systems in all jurisdictions where gaming is legal. Under this merger agreement, each outstanding share of Sodak common stock will be converted into the right to receive $10 in cash. The Company would become a wholly-owned subsidiary under the terms of the agreement. The shareholders of Sodak, at a special shareholder meeting on July 7, 1999, voted to approve the merger agreement. The transaction is expected to close in the second half of 1999. As conditions to closing, the Company agreed to divest its wholly-owned riverboat casino entertainment complex, the MISS MARQUETTE, and its 50% joint venture interest to develop a gaming riverboat complex in Louisiana.

      The Company is proceeding with its divestiture of gaming operations. On March 31, 1999, the Company sold its interest in the Louisiana joint venture to a subsidiary of Hollywood Casino Corporation for $2.5 million, payable six months after the opening of the Louisiana complex. The amount was discounted to reflect the present value of the transaction, resulting in a loss of $0.4 million. On July 30, 1999, the Company entered into a definitive agreement to sell the Miss Marquette riverboat casino and associated real property and assets to Lady Luck Gaming Corporation. The agreement provides for a sale price of $41.67 million and the assumption of certain liabilities. Closing of the sale is anticipated to be prior to October 31, 1999. Completion of the sale is conditioned upon regulatory approvals, financing and satisfaction of other customary conditions.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

      Net earnings from continuing operations increased 26% to $3.8 million, or $0.17 per share for the three months ended June 30, 1999, compared to $3.0 million, or $0.13 per share for the same period in 1998. The increase in earnings was primarily due to increased product sales, decreased selling, general and administrative expense, and decreased interest and financing costs. Total revenue increased 5% to $22.5 million in 1999, compared to $21.4 million in 1998. Total costs and expenses decreased slightly to $16.6 million in 1999, compared to $16.7 million in 1998.


PRODUCT SALES

      Revenue from product sales increased 12% to $16.7 million in 1999 compared to $15.0 million in 1998. The increase was the result of a 4% increase in machine sales to $12.6 million in 1999, compared to $12.1 million in 1998 and a 44% increase in ancillary product sales to $4.1 million in 1999 compared to $2.9 million in 1998.

      New gaming machine shipments decreased 6% to approximately 1,515 machines in 1999 compared to 1,620 machines in 1998. Average revenue per new machine sold during the second quarter of 1999 increased to approximately $8,300, compared to $7,200 in 1998, due in part to an increased percentage of enhanced, higher-priced machines in the mix of machines sold. In 1998, the Company sold 230 used machines compared to none in 1999.

      In 1999, 77% of the new machine shipments were to casinos in Arizona, North Carolina and Wisconsin. In 1998, 88% of the new machine shipments were to casinos in Kansas, Michigan, North Carolina, New Mexico, Oregon and Wisconsin. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

      The cost of product sales increased 7% to $12.2 million in 1999, from $11.4 million in 1998 as a result of increased product sales volume. The gross margin on product sales was 27.0% in 1999 compared to 24.1% in 1998. The increase in gross margin is primarily due to the 44% increase in ancillary product sales which carry higher margins than machines and the decrease in used machine sales which carry a lower margin than new machines.

      The Company believes that its ability to provide products would be unaffected by the pending acquisition of the Company by IGT.


WIDE AREA PROGRESSIVE SYSTEMS

      Wide area progressive systems revenue increased 4% to $4.1 million in 1999, compared to $3.9 million in 1998. The increase was the result of an increase in both the number of systems offered and the number of machines on such systems. At June 30, 1999, 25 systems were in operation compared to 16 systems at June 30, 1998. During the second quarter of 1999, two new systems were introduced: ELVIS in a $1.00 denomination (one interstate and one intrastate). The number of machines on the systems at June 30, 1999 increased to approximately 2,250 from approximately 1,800 at June 30, 1998. While the number of machines grew, revenue increased modestly due to the fact that the Company continued to replace machines on older systems which provide higher margins to the Company with machines on newer systems which provide lower margins to the Company. These newer systems have greater player appeal and acceptance, as well as greater casino acceptance. Continued machine additions to existing systems along with the introduction of new, innovative systems and the placement of machines and systems in new jurisdictions is anticipated to provide increased future revenue growth. However, there can be no assurance that casinos will continue adding systems and machines and that necessary regulatory approvals will be obtained in prospective jurisdictions. Furthermore, public acceptance of these systems and the entry of competing systems of other gaming companies could affect the Company's future revenue from wide area progressive systems.

      At June 30, 1999, the Company offered wide area progressive systems in Arizona (which permits the operation of intrastate systems in lieu of interstate systems), Connecticut, Iowa, Kansas, Louisiana, Michigan, Minnesota, New Mexico, North Dakota, Oregon, South Dakota and Wisconsin. The systems in operation were:
HIGH ROLLERS, MEGABUCKS (one interstate and one intrastate), DOLLARS DELUXE, SLOTOPOLY (one interstate and one intrastate), FABULOUS 50's, QUARTERMANIA (one interstate and two intrastate), WHEEL OF GOLD, TOTEM POLE, PINBALLMANIA, JEOPARDY! (one interstate and one intrastate), Nickelmania, SUPER NICKELMANIA, WHEEL OF FORTUNE in both $1.00 (one interstate and one intrastate) and 25(cent) denominations (one interstate and two intrastate), and ELVIS in both $1.00 (one interstate and one intrastate) and 25(cent) denominations.

      The Company believes that its ability to provide wide area progressive systems would be unaffected by the pending acquisition of the Company by IGT.


FINANCING INCOME

      Financing income results from interest income on notes receivable, fees charged in association with financing arrangements and the Company's portion of the management fee from Harrah's Entertainment, Inc.'s (Harrah's) Phoenix Ak-Chin casino and entertainment facility. Financing income decreased 31% to $1.8 million in 1999, compared to $2.5 million in 1998. The decrease was primarily due to a lower outstanding balance of interest-bearing receivables related to financed sales in 1999 compared to 1998, as well as, $0.7 million in financing fees recognized in 1998 for arranging financing for casino projects.

      The Company recognized revenue of $0.4 million in both 1999 and 1998 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino located near Phoenix, Arizona (Harrah's is a 14% shareholder of the Company). This fee is earned in conjunction with a financing guaranty provided to Harrah's by the Company during the initial development and early operations phases of the facility. The guaranty expired in 1996 when the loan was paid in full. As consideration for the guaranty, the Company receives, from Harrah's, 4% of the distributable net income of the gaming operation over the term of the management contract, which expires December 1999. The Company is entitled to participate in any extensions to the management agreement between Harrah's and the Native American tribe associated with the Harrah's Phoenix Ak-Chin. There can be no assurance that Harrah's management contract will be extended or that the terms of any extension will not change materially from the current management contract.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased 19% to $3.8 million in 1999, from $4.7 million in 1998 primarily due to lower severance expenses in 1999. As a percent of total revenue, selling, general and administrative expenses decreased to 16.8% in 1999 compared to 21.9% in 1998.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased 105% to $.6 million in 1999, compared to $.3 million in 1998. This increase was primarily attributable to a Company-wide information system placed in service in the fourth quarter of 1998.

INTEREST AND FINANCING COSTS

      Interest and financing costs decreased to $0.04 million in 1999, from $.4 million in 1998. The decrease in interest and financing costs was primarily the result of increased cash flows from operations during the latter part of 1998 and into 1999, which in turn decreased second quarter 1999 borrowings to fund working capital needs as compared to 1998.


INCOME FROM OPERATIONS

      The cumulative effect of the above described changes resulted in a 25% increase in income from operations to $5.9 million in 1999, compared to $4.7 million in 1998. As a percent of total revenue, income from operations increased to 26% in 1999, from 22% in 1998.

OTHER INCOME

      Other income, which consists primarily of interest income, increased to $0.2 million in 1999 from $0.05 million in 1998. The increases is primarily due to the increase in cash and cash equivalents, which have been invested in short term interest bearing securities.

PROVISION FOR INCOME TAXES

      Provision for income taxes was $2.2 million in 1999 as compared to $1.7 million in 1998, representing 37% and 36% of earnings before income taxes in 1999 and 1998, respectively.


DISCONTINUED OPERATIONS

GAMING OPERATIONS

      As discussed on page 9, the Company plans to divest its gaming operations. Income from discontinued operations increased to $1.4 million or $0.06 per share for the three months ended June 30, 1999, compared to a loss of ($0.2) million for the same period in 1998.

      Gaming operations revenue decreased 35% to $9.5 million in 1999, from $14.6 million in 1998. The decrease in gaming operations revenue is due to the divestiture of international gaming operations in the last two quarters of 1998.

      Gaming operations expenses decreased 49% to $6.8 million in 1999, compared to $13.4 million in 1998. The decrease in gaming operations expenses is due to the divestiture of international gaming operations in the last two quarters of 1998.

      Selling, general and administrative expenses from the discontinued operations decreased 80% to $0.2 million in 1999, compared to $1.0 million in 1998. Interest expense from the discontinued operations decreased to $.3 million in 1999 compared to $.4 million in 1998. Income tax expense from the discontinued operations increased to $0.8 million in 1999 compared to ($0.03) million in 1998.

      The MISS MARQUETTE riverboat casino and entertainment facility has 698 machines and 36 table games and is located on the Mississippi River at Marquette, Iowa. Revenue remained constant at $9.5 million in 1999, and direct operating costs decreased 11% to $6.8 million in 1999 compared to $7.6 million in 1998. As a result, operating profit increased 44% to $2.7 million in 1999 compared to $1.9 million in 1998. As a condition of the pending acquisition of the Company by IGT, the Company agreed to divest this operation.


RESULTS OF CONTINUING OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

      Net earnings from continuing operations increased 18% to $6.9 million, or $0.30 per share for the six months ended June 30, 1999, compared to $5.8 million, or $0.25 per share for the same period in 1998. The increase in earnings was primarily due to increased product sales and decreased interest and financing costs. Total revenue increased 21% to $45.8 million in 1999, compared to $37.9 million in 1998. Total costs and expenses increased 22% to $35.2 million in 1999, compared to $28.9 million in 1998.


PRODUCT SALES

      Revenue from product sales increased 35% to $34.6 million in 1999 compared to $25.7 million in 1998. The increase was the result of a 29% increase in machine sales to $25.6 million in 1999, compared to $19.8 million in 1998 and a 53% increase in ancillary product sales to $9.0 million in 1999 compared to $5.9 million in 1998.

      New gaming machine shipments increased 30% to approximately 3,340 machines in 1999 compared to 2,580 machines in 1998. Average revenue per new machine sold during the six months ended June 30, 1999 increased to approximately $7,700, compared to $7,500 in 1998, due in part to a increased percentage of enhanced, higher-priced machines in the mix of machines sold.

      In 1999, 75% of the new machine shipments were to casinos in Arizona, New Mexico, North Carolina and Wisconsin. In 1998, 77% of the new machine shipments were to casinos in Kansas, Michigan, Minnesota, New Mexico and Wisconsin. Growth of gaming in Native American jurisdictions is outside the control of the Company and is influenced by the legal, electoral and regulatory processes of those jurisdictions.

      The cost of product sales increased 34% to $26.2 million in 1999, from $19.6 million in 1998 as a result of increased product sales volume. The gross margin on product sales was 24.4% in 1999 compared to 24.0 % in 1998. The slight increase in gross margin is primarily due to higher margins on ancillary product sales.

      The Company believes that its ability to provide products would be unaffected by the pending acquisition of the Company by IGT.


WIDE AREA PROGRESSIVE SYSTEMS

      Wide area progressive systems revenue increased 1% to $7.7 million in 1999, compared to $7.6 million in 1998. The increase was the result of an increase in both the number of systems offered and the number of machines on such systems. At June 30, 1999, 25 systems were in operation compared to 16 systems at June 30, 1998. During the six months ending June 30, 1999, four new systems were introduced: ELVIS in a $1.00 denomination (one interstate and one intrastate) and in a 25(cent) denomination AND SLOTopoly in a 25(cent) denomination.

The number of machines on the systems at June 30, 1999 increased to approximately 2,250 from approximately 1,800 at June 30, 1998.


FINANCING INCOME

      Financing income decreased 24% to $3.5 million in 1999, compared to $4.6 million in 1998. The decrease was primarily due to a lower outstanding balance of interest-bearing receivables related to financed sales in 1999 compared to 1998, as well as, $0.8 million in financing fees recognized in 1998 for arranging financing for casino projects. The Company recognized revenue of $0.8 million in both 1999 and 1998 as its share of Harrah's management fee from the Harrah's Phoenix Ak-Chin casino.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased 3% to $7.6 million in 1999, from $7.8 million in 1998. As a percent of total revenue, selling, general and administrative expenses decreased to 17% in 1999 compared to 21% in 1998.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased 105% to $1.2 million in 1999, compared to $.6 million in 1998. This increase was primarily attributable to a Company-wide information system placed in service in the fourth quarter of 1998.


INTEREST AND FINANCING COSTS

      Interest and financing costs decreased 82% to $0.2 million in 1999, from $.9 million in 1998. The decrease in interest and financing costs was primarily the result of increased cash flows from operations during the latter part of 1998 and into 1999, which in turn decreased 1999 borrowings to fund working capital needs as compared to 1998.


INCOME FROM OPERATIONS

      The cumulative effect of the above described changes resulted in an 18% increase in income from operations to $10.6 million in 1999, compared to $9.0 million in 1998. As a percent of total revenue, income from operations decreased to 23% in 1999 from 24% in 1998.

OTHER INCOME

      Other income, which consists primarily of interest income, increased to $0.2 million in 1999 from $0.06 million in 1998. The increases is primarily due to the increase in cash and cash equivalents, which have been invested in short term interest bearing securities.

PROVISION FOR INCOME TAXES

      Provision for income taxes was $4.0 million in 1999 as compared to $3.3 million in 1998, representing 37% and 36% of earnings before income taxes in 1999 and 1998, respectively.

DISCONTINUED OPERATIONS

GAMING OPERATIONS

      As discussed on page 9, the Company plans to divest its gaming operations. Income from discontinued operations increased to $1.8 million or $0.07 per share for the six months ended June 30, 1999, compared to a loss of ($1.0) million or ($0.04) per share for the same period in 1998. See discussion on page 9 relating to divestiture of gaming operations.

      Gaming operations revenue decreased 38% to $17.4 million in 1999, from $27.9 million in 1998. The decrease in gaming operations revenue is due to the divestiture of international gaming operations in the last two quarters of 1998.

      Gaming operations expenses decreased 50% to $13.7 million in 1999, compared to $26.3 million in 1998. The decrease in gaming operations expenses is due to the divestiture of international gaming operations in the last two quarters of 1998.

      Selling, general and administrative expenses from the discontinued operations decreased 80% to $0.4 million in 1999, compared to $2.1 million in 1998. Interest expense from the discontinued operations decreased to $.5 million in 1999 compared to $.8 million in 1998. Income tax expense from the discontinued operations increased to $1.0 million in 1999 compared to ($0.3) million in 1998.

      The MISS MARQUETTE riverboat casino and entertainment facility has 698 machines and 36 table games and is located on the Mississippi River at Marquette, Iowa. Although revenue decreased 1% to $17.4 million in 1999 compared to $17.6 million in 1998, direct operating costs also decreased 10% to $13.1 million in 1999 compared to $14.6 million in 1998. As a result, operating profit increased in 1999 compared to 1998. As a condition of the pending acquisition of the Company by IGT, the Company agreed to divest this operation.


LOSS ON DISPOSAL OF JOINT VENTURE INTEREST

      The loss on disposal of joint venture interest for the six months ended June 30th, 1999, is comprised of ($0.4) million loss less $0.1 million income tax benefit due to the sale of the Company's interest in a joint venture to develop a Louisiana gaming riverboat complex.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

      Working capital increased $45.2 million to $80.0 million during the six months ended June 30, 1999. The increase is attributable to an increase in current assets of $45.0 million which is primarily related to the reclassification of the Miss Marquette Riverboat assets to current assets, and a decrease in current liabilities of $0.2 million.


CASH FLOWS

      During the six months ended June 30, 1999, the Company's cash and cash equivalents increased $17.1 million to $23.2 million. Cash provided by operating activities was $18.0 million in 1999 compared to $16.9 million used in operating activities in 1998. Significant items affecting 1999 operating cash flows were net earnings, depreciation and amortization, loss on sale of joint venture interest and changes in operating assets and liabilities.

      Cash provided from investing activities amounted to $2.3 million in 1999 compared to ($8.0) million used in investing activities in 1998. Cash provided by investing activities in 1999 consisted primarily of $3.1 million in payments received on notes receivable from customer financing, partially offset by ($0.9) million used to purchase property and equipment. Cash used in investing activities in 1998 consisted primarily of $6.6 million advanced on notes receivable for customer financing and ($4.6) million used to purchase property and equipment. These 1998 uses were partially offset by $2.5 million in payments received on notes receivable for customer financing and $0.5 million proceeds from sale of property equipment and real estate. The property and equipment purchases in 1999 were primarily for: 1) wide area progressive equipment placed at customer casinos, 2) service vehicles and 3) gaming equipment at the MISS MARQUETTE. The property and equipment purchases in 1998 were primarily attributable to costs associated with the development of a new Company-wide information system, and expenditures for gaming operations equipment at Miss Marquette and in Peru.

      Financing activities used $3.2 million in 1999 compared to $6.0 million used in 1998. The 1999 uses resulted primarily from repayments of long-term debt related to the MISS MARQUETTE. The cash used in financing activities in 1998 consisted of principal repayments on the revolving credit facility and other long-term debt net of proceeds from borrowings on the Company's revolving credit facility,


INDEBTEDNESS/LINES OF CREDIT

      The Company's continuing operations had no long-term debt outstanding at June 30, 1999. Net assets held for resale are net of long term debt of $ 5.4 million relating to the Miss Marquette riverboat gaming operation ( see discussion at page 9).

      The Company has a long-term revolving credit facility from a syndicate of banks. The revolving line had a $20 million tranche (Tranche A) which matured on March 31, 1999 and was not renewed at the election of the Company and a $30 million tranche (Tranche B) for acquisitions and major capital equipment expenditures. The amount available under Tranche B is being reduced by $1.875 million quarterly since June 1997, and matures in February 2001. As a result, the maximum credit amount under the revolving credit facility was $13.125 million at June 30, 1999. There were no borrowings or letters of credit outstanding under the credit facility as of June 30, 1999. The unused portion of the credit facility is subject to a commitment fee, based upon a calculation as defined in the revolving credit agreement. Interest is payable at variable rates which, at the Company's option, are based on the prime rate or a Eurodollar rate plus an applicable margin. The revolving credit facility is secured by substantially all Company assets, excluding real estate, but including a first preferred ship mortgage on the MISS MARQUETTE riverboat.


CAPITAL COMMITMENTS

      During 1994 the Company assisted a casino management company in acquiring $8 million in financing from a financial institution. The Company also guaranteed the debt. The loan guaranty agreement, as subsequently revised, allows the casino management company to reborrow prepaid amounts, and at June 30, 1999 the maximum allowable loan balance was $3.0 million. In return for the guaranty, the Company receives a loan guaranty fee based upon a percentage of the outstanding loan balance, and additionally, a lesser percentage of the unused maximum allowable loan balance. As of June 30, 1999 the outstanding loan balance was $1.0 million.

      As a condition of the agreement to be acquired by IGT, the Company agreed to divest its interest in this project. On March 31, 1999, the Company sold its interest in the Louisiana joint venture to a subsidiary of Hollywood for $2.5 million, payable six months after the opening of the Louisiana complex. The amount was discounted to reflect the present value of the transaction, resulting in a pre-tax loss of $0.4 million.


IMPACT OF INFLATION

      Inflation has not had a significant effect on the Company's operations during the six months ended June 30, 1999.


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

      The risk assessment, remediation, and contingency planning phases are currently underway.

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

      Oracle Applications was implemented on the Digital Alphaserver platform with Compaq Tru64 (formerly known as Digital UNIX) in fiscal 1998 to replace core-business information systems with an Enterprise Resource Planning (ERP) software package. The Company has applied the operating system and database upgrades to the Digital Alphaserver platform. The Oracle Applications Year 2000 compliance testing is complete and the appropriate patches have been applied to the production instances.

      The Company's NAPS are the proprietary systems of IGT. IGT is in the process of upgrading all wide area progressive system software. The NAPS software upgrade obtained regulatory approval in Native American jurisdictions in March 1999. IGT implemented this upgrade to all NAPS jurisdictions in late March 1999.

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

      The Company believes the implementation of the integrated Oracle Applications system and completion of the Year 2000 project as scheduled will significantly reduce the risk of significant operating problems. The majority of our application systems have been tested and remediated. The Company will retest key areas in Fall 1999 to ensure Year 2000 compliance is maintained. The Company believes this timetable should allow enough time to fix or replace any business critical problems discovered during the testing phase.

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

MARKET RISK

      The company has market risk relating to long-term debt and notes payable to third parties and banks which bear interest at fixed and variable rates. The following is a summary of the debt instruments:

                              Maturing in one to three   Maturing in four to six
                                         years                    years
--------------------------------------------------------------------------------

Fixed rate debt (21%)                          $ 4,696                         0
Fixed rate debt (8% to 9%)                       $ 283                       382
--------------------------------------------------------------------------------


      The Company has market risk relating to short term and long term notes receivable with customers which bear interest at fixed and variable rates. The following is a summary of the notes receivable:

                              Maturing in one to three   Maturing in four to six
                                         years                    years
--------------------------------------------------------------------------------

Fixed rate notes (8% to 14%)                 $  24,653                     4,378
Variable rate notes (prime +1% to prime +4%)  $  6,638                         0
--------------------------------------------------------------------------------

MARKET RISK MANAGEMENT

      The company is exposed to market risk from changes in interest rates. Changes in interest rates could cause fluctuations in the Company's earnings and cash flows. The Company's risk to interest rate fluctuations has not materially changed since December 31, 1998.

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

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            10.21 Stock Purchase Agreement among Sodak Gaming, Inc., Gamblers
                  Supply Management Company and Lady Luck Gaming Corporation dated as of July 30, 1999.


      b.    Reports on Form 8-K

            None.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: August 11, 1999







                                      SODAK GAMING, INC.





                                      By:    \s\  Clayton R. Trulson
                                           ------------------------------------
                                              Clayton R. Trulson
                                              Vice President of Finance
                                              and Treasurer

                                  EXHIBIT INDEX





                                                                                          Sequentially
Exhibit                                                                                     Numbered
Number                                                                                        Page
------                                                                                        ----
10.21  Stock Purchase Agreement among Sodak Gaming, Inc., Gamblers Supply Management           25
            Company and Lady Luck Gaming Corporation dated as of July 30, 1999.

27     Financial Data Schedule (submitted with EDGAR filing only)

